Form 10-K
period 2025-12-31
MYRIAD GENETICS INC
filed 2026-02-24
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________
FORM 10-K
_______________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the registrant's common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate), computed by reference to the price at which the common stock was last sold on June 30, 2025 was $494,049,876.

As of February 19, 2026, the registrant had 93,508,165 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:  Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the Registrant's Proxy Statement, to be filed no later than 120 days following December 31, 2025, for the Annual Meeting of Stockholders expected to be held on June 4, 2026.

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
•risks related to recent changes in our senior management team and the successful implementation of our strategic plan;
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

PART I
Item 1.    BUSINESS
Overview and Mission
Myriad Genetics is a leading molecular diagnostics and precision medicine company committed to advancing health and well-being for all. We develop and commercialize molecular tests that help patients and providers uncover genetic insights. Our tests assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care, support earlier detection, enable more precise treatment and contribute to lowering healthcare costs.
Our Business Strategy
Personalized molecular data and digital and virtual consumer trends are converging to transform traditional models of care. We believe that engaging with providers and patients throughout their consumer and patient journey will better enable us to execute our strategies and fulfill our mission. We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services.
Our long-term growth strategy is built on leveraging our differentiated strengths, including our reputation for trusted high-quality tests and customer service, and our established, extensive commercial reach in community medicine. Our strategy also leverages investments in science and innovation, technology-enabled operations, an enhanced customer experience, strong commercial execution, and scalable operations. Our strategic intent is to accelerate profitable growth by focusing on (i) providing a comprehensive testing menu for the Cancer Care Continuum (CCC) market with a priority for high growth applications; (ii) growing our Prenatal Health and Mental Health revenues at or above market growth; and (iii) delivering sustained profitable growth through financial and operational discipline and leveraging our operating model.
Under this strategy, we plan to leverage our strong scientific foundation, deep clinical partnerships, and technology-enabled capabilities to expand adoption of our testing portfolio and integrate our precision medicine solutions more deeply into clinical workflows across the Cancer Care Continuum, Prenatal Health, and Mental Health.
Cancer remains one of the most prevalent diseases, with more than two million new cases diagnosed, and more than eighteen million survivors, in the United States in 2025. Myriad is a pioneer in DNA based cancer diagnostic testing, and a trusted leader in hereditary cancer testing across eleven of the most commonly occurring cancer types including breast, ovarian, colorectal, prostate, lung and skin. We are also a leader in cancer therapy selection with our Homologous Recombination Deficiency (HRD) test and are planning to strengthen our portfolio of comprehensive genomic profiling tests through product development and partnerships.
We see molecular residual disease (MRD) testing as a significant opportunity for patient impact and revenue growth. We believe Myriad’s ultra-sensitive Precise MRD offering, combined with our growing portfolio of other relevant diagnostic tests that are a common part of cancer care and, our commercial leadership in serving community medicine, will enable us to establish and grow a meaningful MRD business over the coming years.
As part of our Cancer Care Continuum strategy, we also plan to expand the number of biopharma partners we serve with services including biomarker identification and validation, companion diagnostic test development and regulatory registration, as well as companion diagnostic test commercialization.
Complementing our own capabilities with partnerships that enable us to bring compelling solutions to market more quickly is an important part of our strategy. In early 2025, we entered into a strategic collaboration with PATHOMIQ, Inc. pursuant to which we obtained exclusive U.S. licensing rights to PATHOMIQ’s AI-enabled diagnostic platform, PATHOMIQ_PRAD, to enhance our oncology portfolio and offer AI-driven prognostic and predictive solutions for prostate cancer care. In September 2025, we entered into a strategic collaboration with SOPHiA GENETICS S.A. to develop a global liquid biopsy companion diagnostic solution.
We continue to invest in clinical evidence development to support the growth of our existing products and launch of new products, such as FirstGene and Precise MRD. We believe these investments in product innovation position us to expand our addressable markets and differentiate our portfolio of testing solutions.

We plan to continue to develop and enhance our products and services to support growth, improve patient and provider experience, and reach more patients of all backgrounds. In addition, by investing in technology-enabled commercial tools, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost, while enhancing our ability to scale and grow. In 2025, we completed the transition of our laboratory operations to our next-generation laboratory facilities, which are designed to enhance automation, reduce turnaround time, and improve cost efficiency across our testing portfolio. We believe these improvements, combined with our ongoing operational initiatives, position us to achieve greater scalability and reduce operating expenses as a percentage of revenue over time. We are committed to making molecular testing accessible and actionable for patients and providers while driving long-term growth and profitability.
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
Women's Health: Providing differentiated genetic insights and prenatal solutions for women of many ancestries, assessing cancer risk, and offering leading health and wellness for expectant parents and their babies with genetic insights and prenatal solutions.
Mental Health: Leveraging pharmacogenomics to help clinicians understand how genetics may impact patient metabolism and response to antidepressants and other mental health medications.
The following tests are included in the key areas outlined above:

Oncology	Women's Health	Mental Health
MyRisk	MyRisk	GeneSight
BRACAnalysis CDx	Prequel
MyChoice CDx	Foresight
Prolaris	FirstGene
EndoPredict	SneakPeek
Precise Tumor
Precise MRD
Descriptions of our tests are as follows:
MyRisk® Hereditary Cancer Test: DNA sequencing test for assessing the risks for hereditary cancers. Our MyRisk test is designed to determine a patient’s hereditary cancer risk for breast, ovarian, uterine, renal, colorectal, endometrial, melanoma, pancreatic, prostate, skin, and gastric cancers. The test analyzes 63 separate genes to look for deleterious mutations that put a patient at a substantially higher risk than the general population for developing 11 different types of hereditary cancer. All 63 genes in the expanded panel are well documented in clinical literature for the role they play in hereditary cancer and have been shown to have actionable clinical interventions for the patient to facilitate earlier cancer detection, lower disease risk, or reduce risk of cancer recurrence. The MyRisk Genetic Test Result and MyRisk Management Tool® summarize medical society guidelines for managing a patient with a genetic mutation in view of their personal and family history of cancer. MyRisk also includes RiskScore®, validated across all ancestries with expanded genomic markers, which incorporates clinical risk factors, family history, and ancestry-informed genetic markers to provide a personalized five-year and lifetime assessment of breast cancer risk.

BRACAnalysis CDx® Germline Companion Diagnostic Test: DNA sequencing test to help determine beneficial therapy for patients with metastatic breast, ovarian, metastatic pancreatic, or metastatic prostate cancer with deleterious or suspected deleterious germline BRCA variants. Results of our BRACAnalysis CDx test are used to help identify patients who are eligible for treatment with U.S. Food and Drug Administration (FDA) approved poly-ADP ribose polymerase (PARP) inhibitors. We remain the only laboratory with an FDA-approved germline BRCA companion diagnostic test for breast cancer, with additional approvals in ovarian, pancreatic, and advanced prostate cancers. The test is an in vitro diagnostic device intended for the qualitative detection and classification of variants in the protein coding regions and intron/exon boundaries of the BRCA1 and BRCA2 genes using genomic DNA obtained from whole blood specimens collected in ethylenediaminetetraacetic acid (EDTA).
MyChoice® CDx Companion Diagnostic Test: tumor test that determines homologous recombination deficiency (HRD) status in patients with ovarian and endometrial cancers. This FDA-approved test, with clinical utility validated in more than 20,000 patients across multiple tumor types, helps provide information on the magnitude of benefit for PARP inhibitor therapy. HRD status is determined using two independent methods: (i) BRCA1 and BRCA2 statuses that encompasses sequence variants and large rearrangements, and (ii) Genomic Instability Status encompassing loss of heterozygosity, telomeric allelic imbalance, and large-scale state transitions across the entire genome. We believe that the combination of these methods is a more comprehensive way to measure HRD status, versus either one alone.
Prolaris® Prostate Cancer Prognostic Test: RNA expression tumor analysis for assessing the aggressiveness of prostate cancer. Our Prolaris test is a gene expression assay that assesses whether a patient is likely to have a slow growing, indolent form of prostate cancer that can be safely monitored through active surveillance, or a more aggressive form of the disease that may warrant aggressive intervention such as a radical prostatectomy or radiation therapy. The Prolaris test is designed to improve physicians' ability to predict disease outcome and thereby to optimize patient treatment.
EndoPredict® Breast Cancer Prognostic Test: RNA expression test for assessing the aggressiveness of breast cancer. The EndoPredict laboratory developed test is a next-generation RNA expression test used to determine which women with breast cancer may benefit from chemotherapy. EndoPredict predicts the likelihood of metastases to help guide treatment decisions for individuals undergoing chemotherapy and extended endocrine therapy. EndoPredict has been shown to accurately predict risk of distant recurrence in Her 2-, ER+, node negative, and node positive breast cancer patients with no confusing intermediate results in 13 published clinical studies with more than 2,200 patients. In August 2024, we divested the EndoPredict business to Eurobio Scientific. As part of the transaction, we licensed the rights from Eurobio to continue to sell EndoPredict as a laboratory developed test outside of the European Union and we licensed to Eurobio the rights to sell Prolaris in vitro diagnostic kits outside the U.S. We currently expect to discontinue sales of EndoPredict in the United States during the first half of 2026.
Precise Tumor® Molecular Profile Test: a comprehensive genomic profiling test. Precise Tumor is a pan-cancer, NGS-based assay that uses state-of-the-art, next-generation sequencing to discover and target important variants within tumors. This hybrid-capture DNA- and RNA-based test detects Single-Nucleotide Variants (SNV), Insertion-Deletion Mutations (INDELs), Copy Number Variants (CNV), splice variants and fusions in solid tumors. In 2025, the assay was enhanced with expanded variant coverage, improved RNA capture for more sensitive fusion and splice variant detection, and upgraded bioinformatics for ultra-low allele frequency detection. Additional immune and therapy-response biomarkers, including tumor mutational burden and microsatellite instability, were incorporated, and reporting was refined to reflect the latest clinical evidence, further supporting precision oncology treatment decisions.
Precise MRD™ Test: A tumor-informed test that can be used to monitor circulating tumor DNA (ctDNA) levels throughout a patient’s clinical cancer care, with applications in the neoadjuvant, adjuvant, and surveillance settings across cancer types. Using whole-genome sequencing to create a personalized assay for each patient's tumor, this test enables ultrasensitive detection of ctDNA down to one part per million.
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

Foresight® Carrier Screen: a prenatal test for future parents to assess their risk of passing on a recessive genetic condition to their offspring. The expanded Foresight test screens for carrier status of up to 274 genes associated with serious and prevalent inherited conditions. Our expanded Foresight screening test aligns with the American College of Medical Genetics and Genomics (ACMG) guidelines, which recommend offering expanded carrier screening to individuals who are pregnant or considering pregnancy. Research has also shown that with prior knowledge of recessive genetic conditions, 76% of patients took preventive actions such as in-vitro fertilization with pre-implantation genetic testing to reduce the risk of having an affected offspring.
FirstGene® Multiple Prenatal Screen: a comprehensive prenatal genetic risk assessment test currently available through early access in a large clinical study. The FirstGene screen combines multiple testing modalities into a single assay, providing guideline-driven testing without the need for a paternal sample. The test evaluates fetal aneuploidy risk (including trisomies 13, 18, 21, sex chromosome aneuploidies, and 22q11.2 microdeletion), fetal recessive carrier and affected status (including cystic fibrosis, spinal muscular atrophy, Hb Bart disease, beta globin-related hemoglobinopathies, Tay Sachs disease, congenital disorder of glycosylation, PMM2-related disorder, medium chain acyl-CoA dehydrogenase deficiency, Canavan disease, Smith-Lemli-Opitz syndrome, and phenylalanine hydroxylase deficiency), pregnant person carrier status (including fragile X syndrome), and RhD compatibility. FirstGene’s assay is designed to deliver all four components concurrently, requiring fewer blood draws and providing a more complete fetal genetic risk assessment with high sensitivity (≥98.6%) and specificity (≥99.6%). This test represents a significant expansion of Myriad’s prenatal testing portfolio.
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
Sales and Marketing
We primarily sell our tests through our sales force and marketing efforts in the United States and Japan, while expanding our global reach through indirect channels and partnerships in Europe and Asia-Pacific. We continue to optimize our marketing channels, including increasing our use of digital channels, direct-to-patient campaigns, personalized outreach through mobile platforms, and virtual sales tools. Our investment in electronic medical records (EMR) integrations across hospital systems and provider networks has broadened our ordering and reporting functionality, enabling providers to seamlessly access our portfolio of tests.
In 2025, we expanded certain patient engagement initiatives, including family health history collection, eligibility assessment, and results interpretation across oncology, hereditary cancer, and emerging mental health pathways. These efforts align with updated medical guidelines and reimbursement changes.
Foundational to our long-term strategy is the development of an end-to-end digital architecture that connects patients, providers, and payers. We believe that this ecosystem will support patient access to treatment and certain companion diagnostic partnerships, driving sustainable volume growth and reinforcing our leadership in precision medicine.

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
Protecting and enhancing our intellectual property (IP) portfolio is a cornerstone of our innovation strategy. We actively seek to extend and maximize the value of our existing patents to maintain a competitive edge in the molecular diagnostics landscape. Our continued investment in R&D is designed to drive long-term value creation by delivering high-impact innovations that align with evolving healthcare needs. As part of our long-term growth strategy, we expect R&D investment in 2026 to increase with a focus on the Cancer Care Continuum, which will support innovation, new product development and clinical evidence generation through clinical studies. These initiatives align with our commitment to improving diagnostic accuracy, expanding our test portfolio, and strengthening our position in precision medicine. We believe that our disciplined approach to R&D, coupled with strategic collaborations, will position us for sustainable growth and continued market leadership in the field of molecular diagnostic testing and precision medicine.
In 2025, we made significant advancements in our R&D efforts, strengthening our portfolio of innovative diagnostic solutions:
•Advancements in Molecular Residual Disease (MRD)
◦During 2025, we received six new U.S. patents covering technological innovations related to our high-definition, tumor-informed molecular residual disease (MRD) assay, Precise MRD.
◦At the 2025 American Society of Clinical Oncology (ASCO) Annual Meeting, we and our collaborators from the National Cancer Center Hospital East in Japan presented results from the MONSTAR-SCREEN 3 study, which reported 100 percent baseline sensitivity and highly sensitive detection of residual disease post-surgery.
◦In September 2025, Lancet Oncology published a study describing the performance of Precise MRD in patients with oligometastatic clear-cell renal cell carcinoma.
•Prenatal and Reproductive Health
◦In the second quarter of 2025, we initiated early access to the FirstGene Multiple Prenatal Screen through a multi-site study known as CONNECTOR, which we expect will support future commercial launch activities and expand our capabilities in the prenatal testing segment.
◦We began offering Prequel, our prenatal cell-free DNA screen, at eight weeks of gestational age, compared to the previous availability at 10 weeks.
•Oncology and Companion Diagnostics
◦In the third quarter of 2025, we announced a collaboration with SOPHiA GENETICS SA to co-develop a global liquid biopsy companion diagnostic (CDx) testing solution intended for use in biopharmaceutical clinical programs and precision oncology initiatives.
•Hereditary Cancer and Preventive Genomics
◦Throughout 2025, we continued to expand EMR integrations and breast cancer risk-assessment programs to increase accessibility of hereditary cancer testing within broader clinical populations, including unaffected individuals.
◦In November 2025, we added 15 clinically actionable genes to our MyRisk hereditary cancer test.
•Prostate Cancer and Artificial Intelligence Development
◦We advanced development of an AI-enabled prostate cancer diagnostic test in collaboration with PATHOMIQ Inc., with an anticipated commercial launch of the test in the first half of 2026.
These strategic R&D investments and collaborations underscore our commitment to innovation, regulatory alignment, and improved clinical utility for our current and future testing products. We believe that by advancing the capabilities of our screening and diagnostic technologies, we continue to drive value for our patients, healthcare providers, and stakeholders. For the years ended December 31, 2025, 2024, and 2023, we incurred research and development expense of $106.8 million, $113.4 million, and $88.7 million, respectively.

Industry and Competition
Healthcare continues to evolve to be more patient-centered and value-based. Patients, healthcare providers, payors, and health systems are increasingly leveraging the power of genetic insights, molecular diagnostics, and precision medicine to personalize care, improve access, and lower costs. We believe key industry trends include the following:
•acceleration of personalized, preventive, and home-based care models supported by advances in telemedicine, remote monitoring, and digital engagement;
•growing consumer demand for clinically validated and accessible genetic testing solutions that support early detection, therapy selection, and proactive disease prevention;
•increased focus on health equity and inclusion, driving access to genetic insights across ancestries and underserved populations, supported by payor and policy initiatives;
•broader use of large-scale data and analytics to enhance clinical interpretation, evidence generation, and biopharma collaboration opportunities;
•rapid adoption of low-cost sequencing and automation technologies that are enhancing scalability, reducing turnaround times, and enabling broader access to testing;
•integration of artificial intelligence (AI) across laboratory operations, prior authorization, image analysis, and data interpretation to enhance efficiency, speed, and accuracy;
•expansion of biomarker legislation across multiple U.S. states, supporting payor adoption and clinical use of genetic and molecular diagnostic tests; and
•growth in precision medicine and companion diagnostics partnerships between diagnostic companies, academic institutions, and biopharma, advancing targeted treatment approaches.
We believe these trends create opportunities to position Myriad for sustainable growth, market share expansion, and leadership across Oncology, Women's Health, and Mental Health. Our focus is on articulating the clinical differentiation of our products, our commitment to being a reliable testing partner for patients and providers, and our dedication to innovative science that improves health outcomes, access for all, and ease of experience in the testing process. We expect to use our ability to innovate not only in research, development, and technology, but also in go-to-market approaches, commercial capabilities, and technology-enabled applications to adapt quickly to customer preferences and market dynamics.
To measure our success in providing a seamless and efficient experience for both patients and clinicians, we periodically conduct a Net Promoter Score (NPS) survey among current users of our products. NPS is a widely recognized metric used to gauge customer loyalty and satisfaction by asking respondents how likely they are to recommend our products on a scale of 0 to 10. The score is calculated by subtracting the percentage of detractors (ratings of 0–6) from the percentage of promoters (ratings of 9–10), resulting in a range from -100 to 100. Since the implementation of this program in 2022, we have consistently maintained a strong NPS above 70, which we believe indicates a high level of user satisfaction and advocacy. This continues to serve as a key benchmark for our commitment to an excellent patient and provider experience.
Oncology
In oncology, we offer testing for patients across their cancer journey, from identification of genes that increase cancer risk, to predicting whether they are candidates for targeted treatments. Our competitors in the oncology market include Natera, Inc., Foundation Medicine, Inc., Caris Life Sciences, Tempus, Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, Veracyte, Inc., Guardant Health, Inc., MDxHealth SA, NeoGenomics, Inc., and other commercial and academic laboratories. As a leader in molecular diagnostic testing and precision medicine, we provide insights that help people take control of their health, and enable healthcare providers to better prevent, detect, and treat disease. Whether it is therapy selection, early recurrence detection, or later in the patient journey, our products provide actionable, scientific insights to oncologists that can facilitate their treatment of patients.
We believe that the key opportunities to grow our Oncology business include expanding our diagnostic offerings, adding indications and genes to existing oncology tests, reducing friction for providers with automated ordering and reporting, and increasing our focus and investment in clinical evidence generation. In 2026, we plan to continue to expand our Precise Oncology portfolio with new offerings, including Precise MRD, a high-definition, tumor-informed assay that uses whole genome sequencing to detect molecular residual disease and guide treatment decisions. We are also investing in automation, digital workflows, and clinical evidence generation to support provider adoption and reimbursement, further strengthening our leadership in precision oncology.

Women’s Health
In the women’s health market, we serve women assessing their genetic predisposition to cancer, offer prenatal tests for the assessment of fetal chromosomal disorders, and screen prospective parents for recessive genetic conditions that can be passed on to their children. We also offer the SneakPeek Early Gender DNA Test which predicts a baby's fetal sex as early as six weeks into pregnancy. We compete with multiple companies, including large national reference laboratories, specialty laboratories, academic/university laboratories, and kit-based products with our MyRisk, FirstGene, Foresight, Prequel and SneakPeek tests. Our competitors in women's health include Natera, Inc., Laboratory Corporation of America Holdings, Quest Diagnostics Incorporated, BillionToOne, Inc., Tempus AI, Inc., Fulgent Genetics, Inc., and Peekaboo Early Detection Gender DNA Test. We compete mainly based on our test breadth and accuracy, equity in care capability, and our commercial scale.
We see opportunities to continue to drive growth in our Women's Health business by enhancing our prenatal products to improve patient access and deliver differentiated clinical utility, improving our cancer risk assessment programs with enhanced testing, ordering and reporting, and automating workflows to drive increased adoption of our breast cancer risk assessment program into large health systems and obstetrician and gynecologist practices. We expect to further advance prenatal care with the launch of FirstGene, which began a limited-access rollout in 2025 and is expected to launch fully for commercial use in 2026. FirstGene is a next-generation 4-in-1 prenatal screening solution combining Prequel NIPS (with AMPLIFY™ technology), Foresight carrier screening, fetal recessive status, and feto-maternal blood compatibility in a single maternal blood draw, designed to simplify workflow and improve sensitivity for all pregnancies. We believe FirstGene will strengthen our clinical differentiation in the growing carrier screening market providing us with an opportunity to better meet the increased demand for advanced reproductive genetic testing.
Mental Health
In Mental Health, we help physicians and other front-line providers understand how genetic alterations may impact patient response to antidepressants and other drugs. We believe our GeneSight Psychotropic Mental Health Medication Test meets a significant unmet clinical need and is a leading product to help physicians anticipate patient response to psychotropic drugs, the selection of which has historically been done through trial and error-based approaches. The test has been shown to improve response rates in patients compared to standard of care. Our competitors in this market include Genomind, Tempus AI, Inc., Quest Diagnostics Incorporated, and Laboratory Corporation of America Holdings.
Key opportunities to maintain our leadership position and grow our business in this market include increasing awareness of pharmacogenomic opportunities for mental health treatment and driving physician adoption and utilization of our product to help guide treatment options. We continue to leverage our digital engagement and provider onboarding programs to expand adoption among primary care and behavioral health clinicians, who treat the majority of patients with depression and anxiety. We are actively working on expanding coverage, including through the increasing number of state biomarker laws, while also optimizing our patient direct-payment options and workflow to maximize reimbursement.

Seasonality
The Company has historically experienced some seasonality in its business, including due to factors such as the timing of deductibles resetting or being met. While the Company continues to experience periodic fluctuations in quarterly revenues, these variations are increasingly influenced by other factors such as the timing of customer activity, reimbursement dynamics, and broader market conditions. Additionally, we believe operating results for the twelve months ended December 31, 2025 may not necessarily be indicative of results to be expected for any other year.
Human Capital Management
As a leader in molecular diagnostic testing and precision medicine, our mission is to advance health and well-being for all by helping people take control of their health and enabling healthcare providers to better prevent, detect, and treat disease. We believe the success of our mission depends, in part, on our ability to attract, retain and motivate highly skilled and qualified personnel who share our values and commitment to innovation. Our key human capital management objectives are to recruit, retain, and inspire the exceptional people needed to carry out our mission and strategy. To support these objectives and help our employees balance professional and personal demands, we maintain a flexible work environment and competitive compensation and benefits programs.
As of December 31, 2025, we had approximately 2,700 full-time equivalent employees. Our employees are engaged directly in sales and marketing, production, customer experience, billing, administration, technology, development, and research. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
One of our key human capital metrics is employee turnover. For the year ended December 31, 2025, our global voluntary employee turnover rate was 10% .
Caring and Belonging: Our objective is to make Myriad a place where all employees have a sense of belonging. We foster a culture of caring and inclusion aligned with our company mission, vision, and values to drive company performance by creating opportunities and experiences for learning, development, and a sense of belonging for all employees. We have eight employee-led resource groups (ERGs) that represent and support diverse communities in our workforce. Our active ERG communities provide a safe space for teammates from shared backgrounds and their allies to connect, learn together, communicate and support each other. These ERGs are designed to mentor, develop, foster, encourage, and inspire employees in all stages of their careers by providing access to senior leadership, peer groups, mentoring, education, and other valuable resources to help employees achieve their career aspirations and strengthen inclusion company-wide.
As of December 31, 2025, approximately 65% of our employees were women, and women held 35% of Myriad leadership roles (vice president and above). Approximately one third of the members of our Board of Directors are women, including the chairperson, and 44% of the members of our Board of Directors come from diverse gender, ethnic, and cultural backgrounds.

Our efforts to recruit and retain a diverse workforce were validated by recognitions from the 2025 Disability Equality Index as a Best Place to Work for Disability Inclusion, the Age-Friendly Institute as a 2025 Age-Friendly Employer, and Mitratech as a 2025 Top Diversity Employer.
Compensation, Health, Wellness, Family Resources, and Other Benefits: Our compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives, assist in the achievement of our strategic goals, and create long-term value for our stockholders. We provide competitive salaries, stock ownership opportunities, and incentive and bonus programs. We also provide an expansive and evolving benefit offering including medical, dental and vision health care coverage, insurance and disability coverage, 401(k) investment plans with Company matching, tax advantaged savings accounts, paid time off and leaves of absence, parental leave, family formation benefits, employee assistance programs, including free mental health resources for employees and their dependents, preventative health screening, community outreach programs, and wellness programs.
Career Development and Training: We offer several career development and training opportunities to our employees, including a curriculum of Company-sponsored technical, business and leadership courses, on-the-job training and a support network to all new employees, and tuition reimbursement for approved external training and educational pursuits. We also sponsor a training and mentoring program for high potential employees to assist them in leadership skills and career development.

Oversight and Management: We regularly conduct surveys to obtain feedback from our employees on a variety of topics, including employee engagement, Company strengths and focus areas, and cultural drivers. The results are reviewed by our Board of Directors and senior leadership, who analyze areas of progress or deterioration and prioritize actions and activities in response to this feedback to drive meaningful improvements in employee engagement. We believe our most recent survey in 2025 shows how these intentional efforts are making a difference as 84% of our employees rated us as a Great Place to Work®. Myriad was also identified as one of America's Best Employers in 2025 from Forbes.
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
Our corporate responsibility programs align with a clearly defined set of strategic priorities including the following:
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
Sustainability
We strive to do business in ways that protect both the health and safety of our employees and the world in which we operate by establishing, promoting, maintaining, and improving a culture of sustainability and environmental responsibility. As part of our broader climate action plan, we have established Scope 1, Scope 2, and Scope 3 greenhouse gas intensity reduction targets to guide our long-term efforts to reduce emissions across our operations. Our Myriad Green Team engages employees across our business in environmental activities and events that benefit local communities. We continue to recycle plastics used in our laboratory facilities. Our laboratories in West Salt Lake City, Utah and South San Francisco, California include energy and water efficiency and other environmental-friendly features. The Nominating and Governance Committee of our Board of Directors is responsible for reviewing and evaluating our health, safety, climate, sustainability, and other corporate responsibility strategies, practices, and initiatives.
In connection with our Quality, Innovation, and Corporate Responsibility Report, we disclosed our Scope 1 and Scope 2 emissions data. Moving forward, we plan to improve our environmental footprint assessment and expect to provide expanded public disclosures, including additional greenhouse gas information and updates on progress when those materials become available.
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

Test	Patent Assets	Expiration	Exemplary Claims
Prolaris Prostate Cancer Prognostic Test	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to Prolaris testing.	These pending and issued patents have terms expected to begin expiring in 2030.	Claims relating to biomarkers, kits, systems and methods for detecting, diagnosing, prognosing and selecting therapy for prostate cancer.
MyChoice CDx Companion Diagnostic Test	We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to MyChoice CDx testing.	These pending and issued patents have terms expected to expire in 2031.	Claims relating to biomarkers, kits, systems and methods for detecting homologous recombination deficiency and selecting therapy based on such detection.
GeneSight Psychotropic Mental Health Medication Test	We hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to GeneSight testing.	Certain patents began expiring in 2024 and the remaining pending and issued patents have terms expected to begin expiring in 2027.	Claims relating to biomarkers, systems and methods for detecting single nucleotide polymorphisms and selecting and/or optimizing therapy based on such detection.
Foresight Carrier Screen	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Foresight testing.	These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences.
Prequel Prenatal Screen
We own or hold a license to one or more issued patents and pending patent applications in the U.S. and other jurisdictions that relate to laboratory and informatic methods used to enhance Prequel testing.
		These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences.
FirstGene Multiple Prenatal Screen	We own one or more issued patents and pending patent applications in the U.S. and other jurisdictions relating to FirstGene testing.	These pending and issued patents have terms expected to begin expiring in 2032.	Claims relating to systems and methods for detecting genetic sequences, preparation of biological samples with enriched fetal fraction, and parallel detection of aneuploidy and genetic variants.
Precise MRD	We own one or more issued patents and pending patent applications in the U.S. or other jurisdictions relating to MRD testing.	These pending and issued patents have terms expected to begin expiring in 2037.	Claims relating to systems and methods for preparing enriched DNA fractions, detecting circulating tumor DNA, and identifying tumor variants.
SneakPeek	We own one or more issued patents and pending patent applications in the U.S. or other jurisdictions relating to SneakPeek testing.	These pending and issued patents have terms expected to begin expiring in 2040.
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
License Agreements
We are a party to license agreements which give us the rights to use certain technologies in the research, development, testing processes, and commercialization of our tests. These licenses generally end on the expiration of the last to expire patent rights covered by the applicable license agreement. We may not be able to continue to license these technologies on commercially reasonable terms, if at all. In addition, each license may be terminated by the licensor in the event of an uncured breach by us of any material term of the applicable license agreement. Patents underlying our license agreements may not afford meaningful protection for our technology or tests or may be subsequently circumvented, invalidated or narrowed, or found unenforceable. Our failure to maintain rights to this technology could have a material adverse effect on our business. The table below lists important licenses to technologies that are relevant to certain of our tests:

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

Governmental Regulation
Our operations are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from state and federal health care programs. The significant areas of regulation applicable to us are summarized below.
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
Food and Drug Administration
In the United States, in vitro diagnostic (IVD) products are subject to regulation by the FDA as medical devices to the extent that they are intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease. They are subject to premarket review and post-market controls that will differ depending on how the FDA classifies a specific IVD, which is further defined in the FDA’s implementing regulations as a device intended for use in the collection, preparation, and examination of specimens taken from the human body. For certain types of tests known as laboratory developed tests (LDTs)—which are in vitro diagnostic tests that are designed, manufactured and used within a single laboratory—FDA regulation is less clear than for IVDs. Historically, the FDA has exercised enforcement discretion for LDTs, meaning that the FDA generally did not enforce premarket review and other applicable FDA requirements. As LDTs increased in complexity over recent decades, the FDA took a risk-based approach to their regulation, while Congress also signaled interest in clarifying the regulatory landscape for LDTs as stakeholders across the spectrum expressed a need for regulatory certainty and clear operational guidelines. However, following several years of inaction by Congress on this issue, the FDA issued a final rule in May 2024 to regulate LDTs under the existing medical device framework and to phase out its longstanding enforcement discretion policy; the final rule became effective on July 5, 2024 and was expected to begin entering into force against non-exempt "LDT manufacturers" in May 2025.

Following issuance of the LDT final rule, the American Clinical Laboratory Association (ACLA) and one of its members, as well as the Association for Molecular Pathology (AMP) and one of its members, filed complaints against the FDA in the Eastern District of Texas and the Southern District of Texas, respectively. Both complaints alleged that the agency did not have authority to promulgate the LDT final rule and sought to vacate the FDA’s action; the two cases were subsequently consolidated into a single action. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety and remanded the matter to the FDA, holding that the rule exceeded the agency’s authority under the Federal Food, Drug, and Cosmetic Act. The FDA did not appeal the decision. As a result, the phase-in deadlines established by the rule are no longer operative, and in September 2025 the FDA implemented the court’s vacatur of the final rule with a formal public notice.
The court’s decision striking down the final rule preserves the existing enforcement-discretion policy for LDTs, which reduces the immediate regulatory burden for laboratories such as ours. However, uncertainty remains regarding the future of federal oversight in this area, as Congress could enact new legislation establishing a statutory framework for regulating all IVDs, including LDTs. Affected stakeholders continue to press for a comprehensive legislative solution to create a harmonized paradigm for oversight of LDTs by both the FDA and CMS.
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
As an alternative to the De Novo classification process, the manufacturer could file a reclassification petition seeking to change the automatic Class III designation of a novel post-amendment device under Section 513(f)(3) of the FDCA. The FDA can also initiate reclassification of an existing device type on its own initiative, and it has previously issued a final rule to clarify the administrative process through which the agency reclassifies a medical device.
After a new medical device receives 510(k) clearance from the FDA, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require the submission of a PMA application. The FDA continues to reevaluate the 510(k) pathway and other medical device programs and has taken what it describes as a risk-based approach to develop innovative regulatory policy to propose a more “contemporary” approach to the life cycle oversight of medical devices and IVDs. We cannot predict what, if any, additional regulatory changes will occur or how they may affect our current or future products.
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
In December 2014, we first obtained premarket approval for BRACAnalysis CDx, which is used as a companion diagnostic test to identify ovarian cancer patients who may benefit from AstraZeneca’s PARP inhibitor Lynparza™ (olaparib). Since then, other indications for BRACAnalysis CDx in ovarian, breast, prostate and pancreatic cancer have received supplemental PMA approval as a companion diagnostic for Lynparza. The MyChoice CDx test has also received approvals as a companion diagnostic test. The premarket approval process for companion or complementary diagnostics is a complex, costly and time-consuming procedure. Approvals must be supported by valid scientific evidence, submitted as part of a PMA application, which typically requires extensive data, including quality technical, preclinical, clinical and manufacturing data to demonstrate to the FDA’s satisfaction the safety and effectiveness of the companion diagnostic. Recently, the FDA issued a proposed rule to reclassify certain nucleic acid-based test systems indicated for use with a corresponding approved oncology therapeutic product from Class III (PMA) into Class II, subject to premarket notification with special controls. The proposal is based in part on the history of safe and effective use of our BRACAnalysis CDx and other oncology therapeutic nucleic acid-based test systems for their intended uses. We are currently collaborating with several bio-pharmaceutical companies for additional indications and geographical commercialization opportunities for BRACAnalysis CDx and MyChoice CDx as companion diagnostics with other drugs.
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
The agency has issued a final rule called the Quality Management System Regulation (QMSR) to harmonize the FDA’s medical device current good manufacturing practice regulations with the International Organization for Standardization standard for device quality management systems (ISO 13485:2016). The effective date for the QMSR final rule is February 2, 2026. Until then, manufacturers are required to comply with the QSR.

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
European Union
In the European Union (EU), IVD medical devices historically were regulated under the EU Directive 98/79/EC of the European Parliament and of the Council on in vitro diagnostic medical devices (the Directive). IVDs are not subject to pre-market authorization by a National Competent Authority (NCA), but instead have to comply with essential requirements based on conformity with harmonized standards. For certain IVDs, compliance with the essential requirements is subject to assessment by a Notified Body, a third-party organization designated by the relevant NCAs to assess regulatory conformity of IVDs before they are placed on the EU market. Under the Directive, the majority of IVDs could be placed on the market as a result of the manufacturer self-certifying the IVD as being in conformity with the essential requirements, without the involvement of a Notified Body.
The Directive was replaced by the Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices (IVDR) that entered into force in May 2017, and which initially included a 5-year period until its original effective date of May 26, 2022, plus some transition provisions for IVDs already on the market. Unlike the Directive, which specifies certain requirements that must be achieved by each Member State and permits each Member State to decide how to transpose the Directive into national law to meet those requirements, the IVDR has direct binding legal force throughout every EU Member State without the need for national implementation. The major goals of the IVDR are to standardize diagnostic procedures within the EU, increase reliability of diagnostic analysis and enhance patient safety. Under the IVDR, IVDs are subject to additional legal regulatory requirements as compared to the Directive. Among other things, the IVDR introduced a new risk-based classification for IVDs and classified CDx and genetic tests as Class C products (second highest risk). Under the IVDR, Class C IVDs require assessment by a Notified Body for certification and audit of the manufacturer's quality management system (QMS) before they can be placed on the market. The IVDR also obligates laboratories located outside the EU to comply with the IVDR if testing specimens from European citizens. Compliance with the IVDR may be expensive and time-consuming. Manufacturers will need to provide significant evidence to demonstrate that a device performs safely and effectively. Performance data may require the conduct of additional clinical investigations or performance studies, with additional and more strict requirements under the IVDR. As noted above, the vast majority of IVDs under the Directive are self-certified, so many device manufacturers have not previously been subject to the Notified Body audits that will occur under the IVDR and will have to revise their QMS and Technical Documentation which will now be reviewed by the Notified Bodies. Companion diagnostic IVDs may also be reviewed by the competent medicinal product authorities, usually the European Medicines Agency, as part of a consultation process that will be part of the conformity assessment procedure. There is also a greater emphasis on post-market surveillance and submission of post-market performance follow-up reports.
Due to multiple challenges to IVD manufacturers being ready for full application by the May 2022 implementation date, risk of shortages and limited Notified Body capacity, transition periods have been revised several times for legacy devices. The last revision took place by Regulation (EU) 2024/1860 in July 2024. For example, products classified as Class C under the IVDR, which were not subject to a Notified Body conformity assessment under the Directive and have a valid declaration of conformity drawn up prior to May 26, 2022, can continue to be placed on the market until December 31, 2028. Medical devices certified under the Directive may benefit from the extension provided they meet certain conditions ((i) continue to comply with the Directive, (ii) not be the subject of significant changes on design or intended purpose, (iii) not present an unacceptable health or safety risk, (iv) the manufacturer has in place a quality management system according to the IVDR rules before May 26, 2025, and (v) the manufacturer has applied to a Notified Body and has signed a written agreement for a conformity assessment under the IVDR rules by a certain date, depending on the risk class of the IVD). Certain IVDR requirements, including post-market surveillance, market surveillance, vigilance, and registration of economic operators and devices became effective on the May 26, 2022 implementation date.

United Kingdom
The withdrawal of the United Kingdom (UK) from the EU in 2021 meant that the EU IVDR did not take effect in Great Britain (England, Scotland, and Wales). Instead, the UK continues to rely on the Medical Devices Regulations 2002 (UK MDR), which implemented the former EU Directives and have since been amended several times to reflect post-Brexit changes. However, under the Northern Ireland Protocol, the IVDR does apply in Northern Ireland.
The competent authority for devices and IVDs in the UK, the Medicines and Healthcare products Regulatory Agency (MHRA), issued guidance on the regulation of IVDs in the UK following Brexit, and amendments were made to the UK MDR to take account of the fact that the UK now has a free-standing regulatory regime.
As currently described in these provisions, MHRA continues to recognize EU CE marks within Great Britain until July 2030 for certain devices, in order to align with EU transition periods. It is anticipated, following a consultation response published by the UK government in August 2025, that EU CE marks will be recognized indefinitely in the UK. IVD legal manufacturers wishing to place IVDs on the UK market are required to register with the MHRA and those based outside of the UK must appoint a UK Responsible Person to manage compliance efforts in the UK.
The UK government is currently reviewing the regime governing medical devices and IVDs in the UK with changes being made to the UK MDR slowly and incrementally to better align with international best practices, including some similarities to the IVDR. For example, new regulations on medical device post-market surveillance requirements came into force in June 2025. Additionally, following Brexit, a new marking called UK Conformity Assessed (UKCA) mark was introduced specifically for use in the UK. In the consultation response mentioned above, the UK government confirmed that it intends to remove the requirement for a UKCA marking to be affixed to a medical device or IVD, or its sterile pack, in order for it to be placed on the GB market where the product has undergone conformity assessment in the UK (however, this will remain optional, addressing a concern that the change would lead to relabeling activities). Instead, manufacturers will need to assign a Unique Device Identification (UDI) to their device and the UDI will need to be registered in a publicly accessible database.
The UK government has also recognized that the current classification of IVDs under the UK MDR is outdated. As such, it intends to change the existing list-based classification of IVDs, derived from the EU Directive, to a risk-based framework. This approach generally aligns with principles developed by the International Medical Device Regulators Forum (IMDRF) and with the classification of IVDs under the EU IVDR.
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
Significant revisions to Japanese regulations of medical devices, IVDs, and other health care products are ongoing. The first round of changes to Japan’s PMDA took effect in September 2020 and August 2021. A further revision in May 2022 introduced a fast-track approval pathway for IVDs, allowing conditional or time-limited approval in emergency situations where the efficacy of medical product is presumed, subject to confirmation of safety. The revision enacted in May 2025, while applicable to pharmaceuticals in general (including IVDs), establishes systems to secure the quality and safety of pharmaceuticals, ensure stable supply chains, foster an environment conducive to more active drug development, and strengthen the role of drug stores. Revisions specific to IVDs include: (i) the abolition of pre-approval testing prior to manufacture and sale; (ii) introduction of a system similar to the pharmaceutical re-evaluation system; and (iii) the creation of an exception under which the production manager for IVDs is not necessarily required to be a pharmacist. These revisions will take effect within six months to two years, depending on the relevant provision.
Additional International Regulation
We market, directly or through distributors, some of our tests outside of the United States and are subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information on and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions, as well as the UK Bribery Act and other anti-corruption laws.

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
Other federal and state laws establish additional requirements for protecting the privacy and security of health information that is not protected by HIPAA. For instance, Washington state passed the “My Health My Data” Act, which will regulate “consumer health data,” which is defined as “personal information that is linked or reasonably linkable to a consumer and that identifies a consumer’s past, present, or future physical or mental health.” The “My Health My Data” Act provides exemptions for personal data used or shared in connection with certain research activities, including data subject to 45 C.F.R. Parts 46, 50 and 56. Notably, the “My Health My Data” Act contains a private right of action. In addition, Nevada enacted a consumer health data privacy bill, SB 370, which also regulates “consumer health data” and shares many similarities with Washington’s “My Health My Data” Act, Connecticut amended its comprehensive privacy law to include heightened regulation of “consumer health data,” and Texas amended its comprehensive privacy law to include heightened regulation of biometric and genetic data. Additional states may adopt health-specific privacy laws that could impact our business activities and our collection and handling of health-related data.
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

Transparency Laws and Regulations
A federal law known as the Physician Payments Sunshine Act requires medical device manufacturers to track and report to CMS certain payments and other transfers of value made to covered recipients, which include physicians, physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, and certified nurse-midwives who are not bona fide employees of the manufacturer, as well as teaching hospitals, and ownership or investment interests held by physicians and their immediate family members. Manufacturers must report data for the previous calendar year by the 90th day of the then-current calendar year. CMS then publishes the data on a publicly available website no later than June 30. There are also state “sunshine” laws that require device manufacturers to provide reports to state governments on pricing and marketing information. Several states have enacted legislation requiring medical device manufacturers to, among other things, establish marketing compliance programs, file periodic reports with the state, and make periodic public disclosures on sales and marketing activities, and such laws may also prohibit or limit certain other sales and marketing practices. These laws may adversely affect our sales, marketing, and other activities by imposing administrative and compliance burdens on us. If we fail to track and report as required by these laws or to otherwise comply with these laws, we could be subject to the penalty provisions of the pertinent state and federal authorities.
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
Presently, approximately 61% of our revenue comes from private third-party payors.
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

Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, on February 3, 2026, Section 6226 of the Continuing Appropriations Act, 2026 further delayed the data reporting requirements for CDLTs that are not ADLTs as well as the phase-in of payment reductions. The next data reporting period will be from May 1, 2026 through July 31, 2026, and will be based on an updated data collection period of January 1, 2025 through June 30, 2025. A 0% payment reduction will be applied until January 30, 2027, so that the fee schedule amount for a CDLT that is not an ADLT may not be reduced compared to the payment amount for that test in CY 2026. From January 31, 2027 through December 31, 2028, payment may not be reduced by more than 15% percent per year compared to the payment amount established for a test the preceding year.
CMS’s methodology under PAMA (as well as the willingness of commercial insurers to recognize the value of diagnostic testing and pay for that testing accordingly) renders commercial insurer payment levels even more significant. This calculation methodology has resulted in significant reductions in reimbursement, even though CMS imposed caps on those reductions. For example, PAMA (as amended) includes provisions that limit the amount by which payment for testing may be reduced. For example, for 2018 through 2020, a test price could not be reduced by more than 10% per year. The same series of laws discussed above modified the phase-in of payment reductions resulting from private payor rate implementation so that a 0.0 percent reduction limit was applied for calendar years 2021 through 2024. Consequently, payment may not be reduced by more than 15 percent per year from January 31, 2027 through December 31, 2028 as compared to the payment amount established for a test the prior year.
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
•Our strategic plan may not achieve the anticipated results, and we may not be able to achieve or maintain revenue growth or operate our business on a profitable basis.
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
•We may sell or discontinue certain existing products or services, which may adversely impact our business, results of operations, and financial condition.
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
•International trade disputes, including United States trade tariffs and retaliatory tariffs, could adversely impact our business.
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
•Changes in health care policy could increase our costs and impact sales of and reimbursement for our tests.
•Our business could be harmed by the loss, suspension, or other restriction of a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.
•Planned or potential changes in the way the FDA regulates tests performed by laboratories like ours could result in delay and/or additional expense in offering our tests and tests that we may develop in the future.
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
•Shareholder activism can have a significant impact on our operations, strategy, and overall performance.
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
We believe our future success is dependent upon our ability to successfully market our existing tests to additional patients within the United States, to expand into new product markets, to develop and commercialize new tests and to maintain or obtain reimbursement for our tests. However, we may not be able to generate sufficient revenue from our existing tests and launching and commercializing new tests to be profitable. For the year ended December 31, 2025, our net loss was $365.9 million and we expect to continue to incur net losses in future years. The demand for our existing tests may decrease or may not continue to increase at historical rates due to sales of new tests that may replace or cannibalize our existing product portfolio, or for other reasons such as the introduction of competing testing products by competitors. For example, because most of our tests are only utilized once per patient, we will need to sell our products to new patients or develop new tests to continue to generate revenue. Our average reimbursement rate per test may also decline, which may cause our revenue to decrease. Our pipeline of new test candidates, such as FirstGene, Prolaris with PathomIQ AI, and Precise MRD, are in various stages of development, some of which may take many more years to develop and must undergo extensive clinical validation. We may be unable to discover or develop any additional tests through the utilization of our technologies or technologies we license or acquire from others. Even if we develop tests for commercial use, we may not be able to develop tests that:
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

Our current strategic plan is focused on three pillars. First, we plan to drive accelerated growth and profitability by focusing on the Cancer Care Continuum, or CCC, market. We plan to do so by increasing investment in research and development and enhancing our commercial capabilities and customer digital experience to better serve the CCC market. We also plan to leverage strategic partnerships and biopharma services to unlock new growth drivers and expand our portfolio of testing solutions to other high-growth cancer segments such as molecular residual disease. Second, we aim to grow our Prenatal Health and Mental Health revenues at or above market growth by leveraging our expanded prenatal offerings, including FirstGene Multiple Prenatal Screen, to drive increased volume and by focusing on high value GeneSight accounts and leveraging state biomarker laws to improve our reimbursement rates. Third, we plan to complement the revenue growth drivers outlined above with an enhanced focus and commitment to delivering sustained, profitable growth. Our future performance and growth depend on the success of our strategic plan, including management's ability to execute upon that plan and the ability of our employees to respond quickly and effectively to strategic projects and changes in our operations and business practices. The implementation of our strategic plan has resulted, and is expected to continue to result, in changes to business priorities and operations, capital allocation priorities, operational and organizational structures, and increased demands on management. The execution of our strategic plan may take longer than anticipated, and we may not realize, in full or part, our anticipated growth targets in our testing volumes and revenue, or such growth may be realized more slowly than anticipated.

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
•changes in federal and state legislation that could increase the number of uninsured and under-insured individuals;
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
In both domestic and foreign markets, sales of our tests or any future tests will depend in large part upon the availability of reimbursement from third-party payors. Such third-party payors include state and federal health care programs such as Medicare, managed care organizations, other private health insurers and other organizations. These third-party payors are increasingly attempting to contain health care costs by demanding price discounts and limiting both coverage regarding which tests they will pay for and the amounts that they will pay for existing and new tests. We have experienced coverage limitations and price reductions for many of our products, including for our GeneSight Psychotropic Mental Health Medication Test, and we may continue to experience future coverage limitations and price reductions from CMS, managed care organizations, and other third-party payors. We do not receive reimbursement from third-party payors or payment from patients for many of the tests we perform. The fact that a test has been approved for reimbursement in the past, for any particular indication or in any particular jurisdiction, does not guarantee that such a test will be approved or remain approved for reimbursement, that the reimbursement amount approved for such test will not be reduced in the future, or that similar or additional tests will be approved for reimbursement in the future. For example, in 2024, UnitedHealthcare updated its medical policy for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange and certain managed Medicaid plans. The change in UnitedHealthcare coverage negatively impacted our revenue, profitability, and cash flow in 2025 and we expect that these negative impacts may continue in 2026 and thereafter. We have undertaken, and intend to continue to undertake, certain engagement efforts with certain payors regarding their coverage policy for GeneSight. There is no guarantee, however, that our efforts will be successful or that our GeneSight test will be covered by UnitedHealthcare or other payors in the future. In addition, the lack of reimbursement for our GeneSight test may discourage providers from ordering it for their patients. Moreover, there can be no assurance that any new tests we have launched or may launch will be reimbursed at rates that are comparable to the rates that we historically obtained for our existing product portfolio. As a result, third-party payors may not cover or provide adequate payment for our current or future tests to enable us to maintain past levels of revenue or profitability with respect to such tests. Further, third-party reimbursement might not be available to enable us to maintain price levels sufficient to realize an appropriate return on investment in product development.

In addition, under PAMA, Medicare reimbursement for any given test is based on the weighted-median of the payments made by private payors for such test, rendering private payor payment levels even more significant. As a result, future Medicare payments may fluctuate more often and become subject to the willingness of private payors to recognize the value of tests generally and any given test individually. Since December 2019, Congress has passed a series of laws to modify PAMA’s statutory requirements related to the data reporting period and phase-in of payment reductions under the CLFS for CDLTs that are not ADLTs. Most recently, on February 3, 2026, Section 6226 of the Continuing Appropriations Act, 2026 further delayed the reporting requirement as well as the application of the 15% phase-in reduction. The next data reporting period for CDLTs that are not ADLTs will be May 1, 2026 through July 31, 2026, and the reporting will be based on an updated data collection period of January 1, 2025 through June 30, 2025. The same series of laws modified the phase-in of payment reductions resulting from private payor rate implementation. A 0% reduction limit will be applied until January 30, 2027. Consequently, payment may not be reduced by more than 15 percent per year for January 31, 2027 through December 31, 2028, as compared to the payment amount established for a test the prior year. While legislation is currently pending in Congress that would, among other things, lead to permanent PAMA reform, we cannot predict whether or when reform will be implemented. Any declines in average selling prices of our products due to pricing pressures may have an adverse impact on our business, results of operations, and financial condition.
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
As part of our revenue recognition process, we estimate the expected amount of consideration to be received from our tests using all the information (historical, current, and forecast) that is reasonably available to identify possible consideration amounts. The estimate of revenue is affected by, among other factors, changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. We have experienced, and may continue to experience, positive and negative changes in our revenue estimates for previously delivered tests as a result of third-party payors disputing our bills or denying payment for tests that we have performed or from changes in the estimated transaction price due to contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met and settlements with third-party payors. While we believe our revenue recognition process is reasonable and performed in accordance with applicable accounting standards, we cannot guarantee that our revenue estimates for our tests will be accurate or equal the amount of cash actually collected or that we will not continue to recognize positive or negative changes in our revenues for tests performed in prior periods. For example, we have one third-party payor that represents 13% and 18% of our total accounts receivable balance as of December 31, 2025 and December 31, 2024. If the actual amount of cash collected from this payor differs from our current estimates, our revenue may be materially impacted.
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

On July 31, 2025 (the “Closing Date”), we entered into Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender (“OrbiMed”). The Credit Agreement consists of a $200 million term loan credit facility with an initial term loan of $125 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at our election on or prior to June 30, 2027, in a maximum principal amount of $75 million (the "Credit Facility"). The proceeds of the Credit Facility were or will be used for working capital needs and general corporate purposes, including, without limitation, refinancing existing indebtedness. Concurrent with the closing of the Credit Facility, we used $60.2 million of the proceeds to repay our previous debt facility, an asset-based revolving credit facility (the “ABL Facility”), in full and terminated the ABL Facility agreement. The Credit Facility is secured by substantially all of our assets and those of our subsidiary guarantors. The Credit Facility matures on July 31, 2030, and there is no guarantee that the Credit Facility will be extended or that we will be able to secure additional funding or other financing options in a timely manner or on favorable terms, if at all if required to fund our future operations or to service then existing indebtedness.

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
In addition, we expect that UnitedHealthcare’s October 2024 update to its medical policy for pharmacogenetic testing to no longer cover certain multi-gene panel tests, including our GeneSight test, under its commercial, individual exchange, and certain managed Medicaid plans will continue to negatively impact our revenue, profitability, and cash flow in 2026 and thereafter.

We are subject to debt covenants that impose operating and financial restrictions on us and if we are not able to comply with them, it could have a material adverse impact on our operations and liquidity.
Covenants in the Credit Facility impose operating and financial restrictions on us. These restrictions may prohibit or place limitations on, among other things, our ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. In addition, the Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve month revenue test as of the end of the last month of each fiscal quarter, which commenced with the month ended December 31, 2025, increasing quarterly from $615.0 million as of December 31, 2025 to $974.0 million on December 31, 2029 and thereafter. The Credit Facility also includes a number of customary events of default. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately, which could have a material adverse impact on our operations and liquidity.
If our existing capital resources and expected net cash to be generated from sales of our tests is not sufficient for us to maintain our currently planned operations, we may find it necessary to raise additional funding, which may not be available on favorable terms, or at all.
We believe that our existing cash and cash equivalents of $149.6 million as of December 31, 2025, our expected cash flow from operations, and our availability to borrow will be sufficient to meet our anticipated cash requirements for at least the next 12 months. However, we base this expectation on our current operating plan, which may change. We have incurred, and may continue to incur, significant losses. We may not be able to generate sufficient revenue from our existing tests and launching and commercializing new tests to be profitable. In addition, our ongoing efforts to develop tests and expand our business, which may be through internally developed products, partnerships, in-licensing and mergers and acquisitions, will continue to require substantial cash resources. In addition, we have incurred, and may continue to incur, substantial costs in defending and settling legal proceedings. Sources of potential additional capital resources may include, but are not limited to, additional indebtedness, public or private equity financings, or selling convertible or non-convertible debt securities. Any additional funding, if necessary, may not be available to us on reasonable terms, or at all.
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

Because of the specialized scientific nature of our business, we are highly dependent upon our ability to attract and retain highly qualified and experienced personnel, including key management personnel. Competition for these personnel is intense, especially for management, sales, scientific, medical, information technology, research and development and other technical personnel. We may not be able to attract or retain qualified personnel in the future due to the competition for qualified personnel among life science and technology businesses as well as universities and public and private research institutions. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Our compensation arrangements, such as our short-term incentive and equity award programs, may not be successful in attracting new employees and retaining and motivating our existing employees, particularly in instances where the value of our common stock has declined since the time that incentive awards were granted. Our agreements with our employees generally provide that employment can be terminated by either party without cause at any time, subject to specified notice requirements. Further, the non-competition provision that certain key employees are subject to may not be enforceable under certain state laws, particularly California, or federal laws or such provisions may be prohibitively expensive to enforce. Moreover, such provisions may not deter or prevent employees from leaving our company. Our growth and commercial expansion have increased demands on our workforce, which has placed additional strain on our employees and may heighten the risk of fatigue, burnout, or employee attrition. In addition, inflation has had an impact on the costs that we incur to attract and retain qualified personnel and may make it more difficult for us to attract and retain such personnel.

Our success also depends on the skills, experience and performance of key members of our senior management team, who are critical to directing and managing our growth, profitability and development in the future. Our senior management team has recently undergone significant changes. On April 30, 2025, Paul J. Diaz stepped down from serving as our President and Chief Executive Officer. On the same date, Samraat S. Raha, our former Chief Operating Officer, succeeded Mr. Diaz as our President and Chief Executive Officer and Mark S. Verratti, our former Chief Commercial Officer, succeeded Mr. Raha as our Chief Operating Officer. On May 1, 2025, Brian Donnelly was appointed as our new Chief Commercial Officer. In addition, on August 16, 2025, Benjamin R. Wheeler, our former Senior Vice President, Chief Financial Officer, Operations, was appointed as our new Chief Financial Officer. Although we have taken steps to help ensure a smooth and successful transition of our senior leadership, there can be no assurance that these steps will be successful. The transition of our senior leadership team or the loss of any member of our senior management team may create uncertainty, involve a diversion of resources and management attention, or cause us to experience difficulties in competing effectively, developing our technologies, and implementing our business strategies. Furthermore, the loss of the services of or failure to recruit key scientific and technical personnel and other qualified personnel who are necessary to operate our business would adversely affect our business and it may have a material adverse effect on our business as a whole.

We have acquired and we may continue to acquire technologies, assets or other businesses that could cause us to incur significant expense and expose us to a number of unanticipated operational and financial risks, which could adversely affect our financial condition, results of operations and business prospects.
In addition to organic growth, we intend to continue to pursue growth through the acquisition of technology, assets or other businesses that may enable us to enhance our technologies and capabilities, expand our geographic market and sales channels, add experienced management personnel and increase our test offerings. For example, on February 1, 2024, we acquired the Precise Tumor Test and a CLIA certified laboratory from Intermountain Healthcare and on November 1, 2022, we acquired Gateway Genomics, LLC (Gateway), a personal genomics company and developer of consumer genetic tests that gives families genetic insight into their future children. These acquisitions may not generate a positive return on our investment and we may not realize, and in certain cases, have not realized, all of the benefits that we expected to achieve from these acquisitions. Additionally, we may be unable to implement our growth strategy if we cannot identify suitable acquisition candidates, reach agreement on potential acquisitions on acceptable terms, or successfully integrate personnel or assets that we acquire. We may also experience increased expenses, distraction of our management, and personnel and customer uncertainty as a result of our acquisition activities. Our acquisition efforts may involve certain risks, including:
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
We may sell or discontinue certain existing products or services, which may adversely impact our business, results of operations, and financial condition.
We may determine to sell, limit, or discontinue certain existing products or services, which could adversely affect our business, results of operations, and financial condition. For example, we currently expect to discontinue sales of our EndoPredict test in the United States during the first half of 2026. As part of our regular evaluation of product performance and strategic fit, and in response to changes in clinical practice, reimbursement, regulatory requirements, competitive dynamics, or other market conditions, we may decide that certain offerings no longer meet our objectives and should be modified, transitioned, or discontinued. We cannot assure that we have correctly forecasted, or will correctly forecast in the future, which products or services to modify or discontinue, or that any such decision will achieve its intended objectives. A discontinuation or transition may not reduce operating expenses and could result in additional costs and liabilities, including costs associated with operational changes (such as changes to ordering, billing, logistics, and customer support), inventory or supply chain adjustments, and potential disputes with customers, distributors, suppliers, or other partners. If we elect to sell a product line or related assets, we may be unable to find a suitable buyer on acceptable terms, or at all. In addition, discontinuing an offering could disrupt relationships with customers and providers and adversely impact future sales. If we are unable to effectively manage product discontinuations or transitions, our business and results of operations could be materially adversely affected.

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

Information technology and communication systems are an important part of our business operations. These information technology and communications systems support a variety of functions, including sample processing, tracking, quality control, customer service and support, billing, research and development activities, and various general and administrative activities. The availability of our products and services and fulfillment of our customer contracts depends on the continuing operation of these systems. In addition to our internally managed information technology and communication systems, we rely on third-party information technology and communication systems, some of which include cloud-based services, including data center hosting facilities. Our information technology and communication systems, and those of third-parties upon which we rely, may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, natural disasters, or other unforeseen events. Our information technology and communication systems, and those of third-parties upon which we rely, also may experience interruptions, delays or cessations of service or produce errors in connection with system implementation, integration, upgrades or system migration work that takes place from time to time, including with respect to electronic medical record (EMR) integrations. New information technology and communication systems, such as EMR integrations and our new order management system, may not work as intended or achieve the benefits we anticipated, which could negatively impact our ability to meet customer demands and grow or maintain revenue. In addition, we may face challenges in maintaining the operational effectiveness of such information technology and communication systems due to aging, accumulated technical debt, and gaps in our software release processes. Any disruptions or failures in our new or existing information technology and communication systems involving our customers, providers or suppliers, could result in material adverse effects on our business.

Furthermore, cybersecurity incidents impacting our information technology systems, and those of third-parties upon which we rely, could result in the misappropriation or unauthorized disclosure of personal, sensitive, proprietary or other confidential information relating to us, our employees, partners, customers, suppliers, or other third-parties, which could result in our suffering significant financial or reputational damage.

Additionally, any disruption, failure, or breach of our information technology and communications systems, or those of third-parties upon which we rely, could significantly impact our operations. For instance, if a key third-party vendor experiences a cybersecurity incident, it could compromise our data security and lead to financial losses, regulatory penalties, and reputational damage. Additionally, any operational disruptions from our third-party vendors, such as delays in supply chain deliveries, could adversely affect our ability to meet customer demands and maintain business continuity.

Artificial intelligence introduces emerging risks and challenges to our business.
Artificial intelligence (AI) is increasingly shaping industries worldwide, including life sciences and healthcare. We have implemented certain AI technologies into our operations to improve efficiency and drive innovation, and we may further expand our use of AI as the technology continues to evolve, including in connection with data analytics, laboratory processes, and the development of AI-enabled products or decision-support tools. However, AI innovation also introduces risks and challenges that could impact our business. Our employees and contractors may also use AI technologies in the course of their work, including tools provided by third parties that we do not fully control. AI algorithms may be flawed, datasets may be insufficient or biased, and ineffective AI development or deployment could lead to compliance violations, cybersecurity risks, and other adverse consequences. AI-based systems may also be subject to model drift over time or unanticipated use cases. Potential risks include breaches of confidentiality and privacy obligations, noncompliance with applicable laws and regulations, threats to intellectual property rights, including not only the leakage of our proprietary information but also the risk that AI-generated outputs may infringe third-party intellectual property rights, and the misuse of personally identifiable information, including protected health information. Additionally, overreliance on AI or dependence on a specific model or vendor may limit our flexibility, increase costs, or expose us to operational risks if the AI provider modifies or discontinues its services or increases its costs. Any of these issues could materially and adversely affect our business, financial condition, and results of operations.
A growing number of legislators and regulators in the U.S. and globally are adopting laws and regulations and have focused enforcement efforts on the adoption of artificial intelligence, and use of such technologies in compliance with ethical standards and societal expectations. These developments may increase our compliance burden and costs in connection with use of artificial intelligence and lead to legal liability if we fail to meet evolving legal standards or if use of such technologies results in harms or other causes of action we did not predict. For example, the EU’s Artificial Intelligence Act, or AI Act, entered into force on August 1, 2024, with most provisions becoming effective on August 2, 2026. This legislation imposes significant obligations on providers and deployers of artificial intelligence systems and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been interpreted by courts or regulators, and non-compliance can lead to significant fines.
Likewise, in the U.S., several states, including Colorado and California, passed laws that will take effect in 2026, to regulate various uses of artificial intelligence, including to make consequential decisions. In addition, various federal regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. If we develop or use AI systems governed by these rapidly developing laws or regulations, we will need to meet higher standards of data quality, transparency, monitoring, and human oversight, and we may need to adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements, with the potential for significant enforcement or litigation in the event of any perceived non-compliance.
Each of our tests is processed in a single one of our laboratory facilities, and any loss or prolonged interruption of our ability to use these laboratories or failure to maintain their operation in compliance with applicable regulations would seriously harm our business.
We rely on a CLIA-certified facility in Salt Lake City, Utah to perform most of our tests; a CLIA-certified laboratory in South San Francisco, California to perform our Foresight, Prequel and FirstGene tests; a CLIA-certified laboratory in Mason, Ohio to perform our GeneSight test; and a laboratory in San Diego, California to perform our SneakPeek Early Gender DNA test. Our laboratories and the equipment we use to perform our tests would be difficult to replace and may require significant lead time to replace and qualify for use if they become inoperable. Some of our laboratories are located near active earthquake fault lines and in a region affected by wildfires, tornadoes, and flooding. We currently have no backup or redundant facility to perform each of our tests. In the event any of our testing facilities were to lose its CLIA certification or other required certifications or licenses or were affected by a pandemic or man-made or natural disaster, such as an earthquake, fire, severe weather, flooding, rising sea levels, other physical effects of climate change, power outages or contamination, we would be unable to continue our business, with respect to the tests performed at the particular facility or overall, at current levels to meet customer demands for a significant period of time. According to the U.S. Environmental Protection Agency, heat waves and large storms are likely to become more frequent or more intense with climate change, which could impact our operations.

Although we maintain insurance on these facilities, including business interruption insurance, it may not be adequate to protect us from all potential losses if these facilities were damaged or destroyed. In addition, any interruption in our business would result in a loss of goodwill, including damage to our reputation. If our laboratory processes were interrupted, it would seriously harm our business.

We depend on a limited number of third parties, or, in some cases, single-source suppliers, for equipment, reagents, other supplies, and specimen collection services. If these supplies or services become unavailable or are disrupted, then we may not be able to successfully perform our research, operate our business, or perform our tests on a timely basis or at all.
We currently rely on a small number of suppliers, or, in some cases, single-source suppliers, to provide our gene sequencing equipment, content enrichment equipment, multiplex protein analysis equipment, robots, and specialty reagents and other laboratory supplies required in connection with our testing and research and development activities. We believe that currently there are limited alternative suppliers of the equipment, robots, reagents and certain other supplies that we use in our business. The equipment, robots, reagents or other supplies may not remain available in commercial quantities at acceptable costs, or at all. In addition, we rely upon a limited number of commercial delivery services to provide us with laboratory supplies, and the disruption of such delivery services could adversely impact our business. If we are unable to obtain when needed additional or alternative equipment or robots, or an adequate supply of reagents or other ingredients or supplies at commercially reasonable rates, our ability to continue to identify genes and perform testing would be adversely affected. In addition, any loss of, or failure to perform by, a single-source supplier could have a disruptive effect on our business, including our ability to perform testing, and could adversely affect our results of operations.
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
Further, disruption in the global supply chain related to hostilities in Ukraine and the Middle East or elsewhere could impact our supply chain. While we have not experienced material supply chain disruptions related to these global hostilities to date, we are unable to predict how these conflicts will develop or guarantee that we will not experience material supply chain disruptions in the future.
Our international business exposes us to business, regulatory, political, operational, financial, and economic risks associated with doing business outside of the United States.
As part of our business strategy, we operate in international markets and have active sales operations in Japan. We also distribute certain of our products through international distributors. We may establish additional operations or acquire additional properties outside the United States to advance our international sales. Doing business internationally involves a number of risks, including:
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
Our core business depends on our ability to quickly and reliably receive biological material from patients and deliver test results to our customers. We typically receive biological material for analysis at our laboratory facilities within days of collection from the patient. Disruptions in delivery service, whether due to errors by the courier service, labor disruptions, bad weather, natural disasters, terrorist acts or threats or other reasons, some of which we have experienced in the past, could adversely affect specimen integrity, our ability to process or store samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected. We also rely on commercial courier delivery services to transport some of our tests directly to customers and any disruptions in delivery service could adversely affect our ability to obtain and process samples in a timely manner and to service our customers.
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
We receive a portion of our revenue and pay a portion of our expenses in currencies other than the U.S. dollar, such as the Japanese Yen, the Euro, and the Swiss franc. As a result, we are at risk for exchange rate fluctuations between such foreign currencies and the U.S. dollar, which could affect the results of our operations. If the U.S. dollar strengthens against foreign currencies, the translation of these foreign currency denominated transactions will result in decreased revenue and operating expenses. During the year ended December 31, 2025, our revenue was not materially impacted due to foreign currency fluctuations, but it may be in the future. We may not be able to offset adverse foreign currency impact with increased revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk and even if we were to implement hedging strategies to mitigate foreign currency risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategies and potential accounting implications.
Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.
We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of an asset could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income (loss). For example, in 2025, our stock price and market capitalization decreased, which we believe was in part due to market volatility related to economic uncertainty as well as our actual and expected operating results. As a result of the decline in our stock price, we recorded impairment expense of $316.7 million during the twelve months ended December 31, 2025. If our stock price and market value continue to decline or remain at the reduced levels recently experienced, we may be required to record one or more additional impairment losses to goodwill or other intangible assets, any of which could be material. An impairment loss and any other such charges, individually or in the aggregate, could have a material adverse effect on our results of operations or financial condition.

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
As of December 31, 2025, we have substantial deferred tax assets related to net operating loss (NOLs) and tax credit carryforwards. Pursuant to the Tax Cuts and Jobs Act (H.R.1) of 2017, federal NOLs arising in tax years beginning after December 31, 2017 have an indefinite carryover period and may only be used to offset 80% of current year taxable income. Federal NOLs prior to this enactment were limited to a 20-year carry-forward period. Further, under Section 382 of the Internal Revenue Code of 1986, as amended (the Code), if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change, by value, in equity ownership over any three-year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. Given the Code’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in our stock that is outside our control. An ownership change under Section 382 of the Code could also be triggered by certain strategic transactions. These limitations may result in our NOLs, tax credits, or other similar tax attributes expiring before we have the ability to use them.
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
In addition, for any of the foregoing reasons or otherwise, our anticipated timeline to launch new test offerings, such as First Gene and Precise MRD, may not occur at the time we expect, which could negatively impact our ability to gain commercial market acceptance or successfully commercialize any new test offerings.
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
We have relationships with research collaborators at academic and other institutions who conduct research at our request. These research collaborators are not our employees. As a result, we have limited control over their activities and, except as otherwise required by our collaboration or research agreements, can expect only limited amounts of their time to be dedicated to our activities. Our ability to discover genes, proteins, and biomarkers involved in human disease and validate and commercialize tests will depend in part on the continuation of these collaborations. If any of these collaborations are terminated, we may not be able to enter into other acceptable collaborations. In addition, our existing collaborations may not be successful.
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
As of December 31, 2025, our patent portfolio included issued patents owned or licensed by us and numerous patent applications in the United States and other countries with claims protecting our intellectual property rights. Our commercial success will depend, in part, on our ability to obtain additional patents and licenses and protect our existing patent position, both in the United States and in other countries, for compositions, processes, methods and other inventions that we believe are patentable. Our ability to preserve our trade secrets, proprietary databases and other intellectual property is also important to our long-term success. If our intellectual property is not adequately protected, competitors may be able to use our technologies and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. Patents may also issue to third parties which could interfere with our ability to bring our tests to market. The laws of some foreign countries do not protect our proprietary rights to the same extent as U.S. laws, and we may encounter significant problems in protecting our proprietary rights in these countries.
The patent positions of diagnostic companies, including our patent position, are generally highly uncertain and involve complex legal and factual questions, and, therefore, any patents issued to us may be challenged, deemed unenforceable, invalidated or circumvented. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies and any future tests are covered by valid and enforceable patents or are effectively maintained as trade secrets. Our patent applications may never be issued as patents, and the claims of any issued patents may not afford meaningful protection for our technology or tests. In addition, any patents issued to us or our licensors may be challenged, and subsequently narrowed, invalidated or circumvented.
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
We believe that there has been, and may continue to be, significant litigation in the industry regarding patent and other intellectual property rights. For example, on December 21, 2020, Ravgen, Inc. (Ravgen) filed a lawsuit against us alleging infringement of two patents relating to blood collection tubes and non-invasive prenatal testing analysis. On October 23, 2023, we and Ravgen entered into a settlement agreement pursuant to which the parties agreed to settle the lawsuit for $12.75 million. Any intellectual property litigation that we may become involved with in the future could consume a substantial portion of our managerial and financial resources. If any such litigation is resolved adversely to us, we could be required to pay damages, cease the infringing activity or pay an ongoing licensing fee, each of which could have a material adverse effect on our financial condition, results of operations or cash flows.
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
•FDA laws and regulations that apply to medical devices such as our companion diagnostics and other IVDs as well as LDTs;
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

As a clinical laboratory, our business practices may face heightened scrutiny from government enforcement agencies such as the Department of Justice, OIG, and CMS. The OIG has issued fraud alerts in recent years, including a fraud alert relating to speaker programs in November 2020, that identify certain arrangements between medical device and drug companies as well as clinical laboratories and referring physicians as implicating the Anti-Kickback Statute. Moreover, the provision of payments or other items of value by a clinical laboratory to a referral source could be prohibited under the federal self-referral prohibition, commonly known as the Stark Law or the Physician Self-Referral Law, unless the arrangement meets all criteria of an applicable exception. The government has actively enforced these laws, as well as the federal False Claims Act, against clinical laboratories in recent years.
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
We are, and may become, subject to numerous domestic and international data protection laws and regulations that address privacy and data security and may affect our collection, use, storage, and transfer of personal information. The legislative and regulatory landscape for data protection continues to rapidly evolve, and in recent years there has been an increasing focus on privacy and data security issues with the potential to affect our business. In the United States, numerous federal and state laws and regulations, including HIPAA, state data breach notification laws, state genetic testing laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal and protected health information. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, which may create uncertainty in our business, affect our or our service providers’ ability to operate in certain jurisdictions or to collect, store, transfer, use and share personal data, result in liability, or impose additional compliance or other costs on us. Failure, or perceived failure, to comply with these laws and regulations, where applicable, could result in government enforcement actions, which could include civil or criminal penalties, private litigation and/or adverse publicity, diversion of management time and effort, and could negatively affect our operating results and business.
Our business relies on the collection, storage, analysis, and use of genetic and other sensitive health-related data, which may be subject to heightened privacy, consent, and data-use requirements. Laws and regulations governing genetic privacy and the permissible use of such data are evolving and may limit our ability to use genetic or health-related data for research, product development, quality improvement, or other secondary purposes, even where such data is anonymized or de-identified. Any failure, perceived failure, or alleged failure to comply with applicable genetic privacy or data-use requirements could result in regulatory enforcement actions, litigation, fines, reputational harm, or loss of customer and patient trust, which could adversely affect our business.

HIPAA requires organizations like ours to develop and implement policies and procedures with respect to information that is protected under HIPAA, called protected health information, or PHI, that is created, used or disclosed in connection with our services, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA further requires organizations subject to HIPAA, called “covered entities” to notify affected individuals without unreasonable delay and in no case later than 60 calendar days following discovery, of certain unauthorized access, uses, or disclosures of PHI. If a breach affects 500 individuals or more in a particular state or jurisdiction, covered entities must report it to the HHS and local media contemporaneously with notice to affected individuals, and HHS will post information regarding the breach, including the name of the entity reporting the breach, on its public website. If a breach affects fewer than 500 individuals, the covered entity must notify HHS within the first 60 days of the following calendar year in which the breach occurred. Penalties for failure to comply with HIPAA are substantial and could include corrective action plans, and/or the imposition of civil monetary or criminal penalties. HIPAA also authorizes state attorneys general to enforce HIPAA on behalf of state residents. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for HIPAA violations, its standards have been used as the basis for a duty of care claim in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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
GDPR is applicable to part of our business and has increased our responsibility and liability in relation to personal data that we process, and we may be required to put in place additional procedures to comply. GDPR is complex and regulatory guidance relating to GDPR compliance continues to evolve. Furthermore, national GDPR variations, including the fields of clinical study and other health-related information may raise our costs of compliance and result in greater legal risks.

Relatedly, following Brexit and the expiration of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the United Kingdom (as the UK GDPR). The UK GDPR sits alongside the United Kingdom Data Protection Act 2018 which implements certain derogations in the GDPR into UK law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to the monitoring of their behavior will be subject to the UK GDPR. At this time, the requirements of the UK GDPR are largely aligned with those under the GDPR and as such, may lead to similar compliance and operational costs with potential fines of up to £17.5 million or 4% of global turnover.
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
We may from time to time be subject to government investigations, which may divert management resources and attention, cause us to incur substantial costs, and/or result in negative publicity, and any unfavorable outcome arising from such investigation may have a material adverse effect on our financial condition, results of operations and cash flows. For example, in June 2016, our wholly-owned subsidiary, Crescendo Bioscience, LLC (formerly known as Crescendo Bioscience, Inc.) (CBI), received a subpoena from the OIG requesting that CBI produce documents relating to entities that received payment from CBI for the collection and processing of blood specimens for testing, including a named unrelated company, healthcare providers and other third-party entities. On January 30, 2020, the U.S. District Court for the Northern District of California unsealed a qui tam complaint, filed on April 16, 2016 against CBI, alleging violations of the federal and California False Claims Acts and the California Insurance Fraud Prevention Act (CIFPA). On January 22, 2020, after a multi-year investigation into CBI’s and our alleged conduct, the government declined to intervene in the case. On January 27, 2020, the State of California likewise filed its notice of declination. On April 1, 2022, we settled the qui tam lawsuit pursuant to which we paid a total of $45.25 million to the United States and the State of California and $2.75 million to relator's counsel. The qui tam lawsuit was formally dismissed by the U.S. District Court for the Northern District of California on May 4, 2022. We may be subject to future claims or investigations under the Federal False Claims Act or a similar state law, and any unfavorable outcome arising from such claims or investigation could have a material adverse effect on our financial condition, results of operations and cash flows.

Changes in health care policy could increase our costs and impact sales of and reimbursement for our tests.

In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively called the ACA, became law, which was upheld by the U.S. Supreme Court in 2021. This law substantially changed the way health care is financed by both government and private third-party payors and continues to significantly impact our business and operations in ways we may not be able to predict. Future changes or additions to the ACA or the Medicare and Medicaid programs, such as changes stemming from other health care reform measures, especially with regard to health care access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States. The impact on reimbursement levels and the number of insured individuals under the ACA may lead to delay in the purchasing decisions of our customers, which may in turn negatively impact our product sales. Further, if reimbursement levels are inadequate, our business and results of operations could be adversely affected.

The ACA has also been the focus of ongoing legal challenges that could materially affect insurance coverage for our products and services. For example, in June 2024, in the case of Braidwood Management v. Becerra, the Fifth Circuit Court of Appeals upheld a lower court ruling that found the ACA’s mandate requiring insurance coverage for certain preventive services without cost sharing to be unconstitutional. However, in June 2025, the U.S. Supreme Court overturned the Fifth Circuit’s decision in Braidwood Management v. Becerra and upheld the ACA’s requirement that insurance cover certain preventive services, in a ruling now captioned Kennedy v. Braidwood Management, Inc. Future health care reform initiatives, whether at the federal or state level, intended to reduce health care costs may instead have the effect of discouraging third-party payors from covering certain types of medical products and services.

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
Our business could be harmed by the loss, suspension, or other restriction of a license, certification, or accreditation, or by the imposition of a fine or penalties, under CLIA, its implementing regulations, or other state, federal and foreign laws and regulations affecting licensure or certification, or by future changes in these laws or regulations.
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

Planned or potential changes in the way the FDA regulates tests performed by laboratories like ours could result in delay and/or additional expense in offering our tests and tests that we may develop in the future.

Historically, the FDA has exercised enforcement discretion with respect to most LDTs and has generally not required laboratories that furnish LDTs to comply with the agency’s requirements for medical devices (e.g., establishment registration, device listing, quality systems regulations, premarket clearance or premarket approval, and post-market controls). However, in May 2024, the FDA issued a final rule to regulate LDTs under the existing medical device framework and to phase out its longstanding enforcement discretion policy over a four-year period. Following issuance of the final rule, the American Clinical Laboratory Association (ACLA) and one of its members filed a complaint against the FDA in the Eastern District of Texas, alleging that the agency does not have authority to promulgate the LDT final rule and seeking to vacate the FDA’s action. A second lawsuit was also filed against FDA by the Association for Molecular Pathology on August 19, 2024 in the Southern District of Texas, and subsequently the two cases were consolidated into a single action. On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the final rule in its entirety and remanded the matter to the FDA, holding that the rule exceeded the agency’s authority under the Federal Food, Drug, and Cosmetic Act. The FDA did not appeal the decision. As a result, the phase-in deadlines established by the rule are no longer operative, and in September 2025 the FDA implemented the court’s vacatur of the final rule with a formal public notice.

The court’s decision striking down the final rule preserves the existing enforcement-discretion policy for LDTs, which reduces the immediate regulatory burden for laboratories such as ours. However, uncertainty remains regarding the future of federal oversight in this area, as Congress could enact new legislation establishing a statutory framework for regulating in vitro diagnostics, including LDTs. Any such actions could impose new requirements on our operations and may result in increased compliance costs, delays in test development or commercialization, and other operational disruptions.
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
As described further above, the FDA has long claimed authority to regulate LDTs but has exercised its “enforcement discretion” to limit enforcement of in vitro diagnostic regulatory requirements on this category of products. Further, the FDA has from time to time appeared to increase its attention to the marketing of pharmacogenomic tests. For example, in late 2018, the FDA issued a safety communication regarding “genetic tests that claim results can be used to help physicians identify which antidepressant medication would have increased effectiveness or side effects compared to other antidepressant medications.” This safety communication explained that the FDA had reached out to several firms marketing such pharmacogenomic tests where the FDA believed the relationship between genetic variations and a medication’s effects had not been established, including a warning letter to Inova Genomics Laboratory. It is unclear at this time whether the FDA will take a different approach to pharmacogenomic tests developed as LDTs following the 2025 vacatur of its LDT final rule on the grounds that the agency lacked statutory authority to treat such tests as medical devices.
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
The market prices for securities of relevant testing companies have been volatile. This volatility has significantly affected the market prices for these securities for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock. The market price for our common stock has fluctuated significantly since public trading commenced in October 1995, and it is likely that the market price will continue to fluctuate in the future. In the year ended December 31, 2025, our stock price ranged from $3.76 per share to $15.47 per share. In addition, the stock market in general has experienced extreme price and volume fluctuations. Events or factors that may have a significant impact on our business and on the market price of our common stock include the following:

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
•failure of securities or industry analysts to initiate or maintain coverage of our company, publish reports on us regularly, or publish accurate and favorable research, or downgrades of our common stock by such analysts;
•removal of our common stock from, or failure to be included in, one or more indexes, or changes in the methodologies of such indexes;
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
•potential seasonal slowness in sales, the effects of which may be difficult to understand during periods of growth;
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
Although we determined that our internal controls over financial reporting were effective as of December 31, 2025, we may identify internal control deficiencies in the future that could rise to the level of a material weakness or we may uncover other errors in our financial reporting. During the course of our evaluation of these material weaknesses, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. There can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. In addition, we cannot assure you that our independent registered public accounting firm will be able to attest that such internal controls are effective when they are required to do so.
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
•requiring advance notice in accordance with our bylaws for stockholder proposals that can be acted upon at annual stockholder meetings and nomination of directors to our Board of Directors; and
•only our Board of Directors can fill vacancies on the Board of Directors.
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

Shareholder activism can have a significant impact on our operations, strategy, and overall performance.
We may become subject to shareholder activism, including efforts to influence our corporate governance, business strategy, or financial decisions. Responding to activist demands could be costly and time-consuming, divert the attention of our management team and Board, and create uncertainty regarding our strategic direction, including through efforts to change our Board composition, executive compensation, or other governance practices. Shareholder activism may also increase scrutiny, contribute to stock price volatility, and encourage actions such as divestitures, acquisitions, or cost reductions that may conflict with our long-term plans. In addition, shareholder activism could increase the risk of proxy contests, litigation, or regulatory inquiries and may adversely affect employee retention and key stakeholder relationships. Any of these factors could materially and adversely affect our business, financial condition, and results of operations.
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

We currently intend to retain any future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. In addition, the terms of our Credit Facility restrict our ability to pay dividends. Any determination to pay dividends in the future will be made at the discretion of our Board of Directors and will depend on the restrictive covenants in any lending facility, including our Credit Facility, our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.
Increasing scrutiny and evolving expectations from regulators, business partners, investors, and other stakeholders with respect to our environmental, social, and governance, or ESG, practices may impose additional costs on us or expose us to new or additional risks.
Companies across many industries have faced increased scrutiny related to their ESG practices and disclosure. We are subject to evolving ESG-related disclosure obligations from governmental and regulatory organizations, which may impact our business. These disclosure obligations are often complex and not always consistent, making compliance difficult and uncertain. For example, California has enacted climate disclosure laws that may require us to report on our greenhouse gas emissions, climate-related financial risks, and other climate-related matters. Compliance with such regulations may require us to incur significant additional costs, including for the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board of Directors. Furthermore, industry and market practices, as well as expectations from our business partners, may further develop to become even more robust than what is required under any new laws and regulations, and we may have to expend significant efforts and resources to keep up with market trends, stay competitive among our peers, and comply with such requirements, which could result in higher associated compliance costs and penalties for failure to comply with such laws and regulations.
At the same time, certain stakeholders and regulators have increasingly expressed or pursued opposing views, legislation and investment expectations regarding ESG initiatives, including the enactment or proposal of anti-ESG legislation or policies. As such, we could face criticism for the scope or nature of our ESG initiatives or for making adjustments to these initiatives. Any failure or perceived failure to meet evolving stakeholder expectations and standards related to our ESG initiatives, accurately track and report ESG-related progress, or comply with environmental regulations and disclosure requirements, as well as our inability to satisfy all stakeholders with divergent views, could adversely affect our business, the willingness of our partners to do business with us, employee retention efforts, and our brand and reputation.

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
Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Cybersecurity Risk Management and Strategy
We recognize the critical importance of maintaining the trust and confidence of patients, business partners, payors, clinical trial participants, and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our Board of Directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our cybersecurity policies, standards, processes, and practices are generally aligned with the NIST Cybersecurity Framework 2.0 and the HITRUST Common Security Framework.
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
We have developed policies, standards, processes, and practices designed to protect our information systems and data from unauthorized access, cybersecurity attacks, and other security incidents. The policies, standards, processes, and practices are implemented and enforced by dedicated information technology and cybersecurity professionals. We utilize a variety of control measures and cybersecurity technologies that are designed to protect our availability of critical information systems and data, maintain regulatory compliance, assess, identify, and manage our material risks from cybersecurity threats, and protect against and respond to security incidents.
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
We have an incident response plan and processes in place for responding to cybersecurity incidents. The process includes steps to identify, contain, investigate, and remediate the impacts of the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation. The plan involves the participation of a security incident response team that includes our Chief Legal Officer and other senior leaders in finance, information security and technology, communication, human resources, and legal. The plan includes procedures to communicate the incident to management and customers as appropriate and to provide information as required to state and federal law enforcement and regulatory bodies.
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
Cybersecurity Governance; Management
Role of the Board of Directors
Cybersecurity is an important part of our risk management processes and an area of focus for our Board of Directors and management. In general, our Audit and Finance Committee of our Board of Directors has primary responsibility for and oversight over cybersecurity threats and our information security management program and considers specific risks, including, for example, risk associated with our strategic plan and business operations. In addition, the Audit and Finance Committee oversees the Tech Oversight Subcommittee, which is charged with monitoring the implementation and progress of key technology transformation initiatives and evaluating the effectiveness and quality of deliverables for significant technology projects, including information technology general controls, improved order management, and revenue cycle enablement, as well as other technology-related initiatives identified by the Board of Directors or the Audit and Finance Committee. The Audit and Finance Committee receive regular reports from our Chief Technology Officer, on, among other things, material cybersecurity threat risks or incidents and developments, assessments of our security program and overall security posture, our incident response plan, and initiatives to strengthen our information security systems and mitigate cybersecurity risks. The Audit and Finance Committee, including Rashmi Kumar, provides insights and guidance to management on cybersecurity related matters. Ms. Kumar, who currently serves as Senior Vice President, Chief Information Officer, of Medtronic plc, is a seasoned technology leader with extensive experience in cybersecurity and information technology matters. Management, along with the chair of the Audit and Finance Committee and Ms. Kumar, regularly report to the Board of Directors on cybersecurity risks and other related matters reviewed by the Audit and Finance Committee.

Role of Management
Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Technology Officer, who is supported by our leaders in Information Technology, Information Security, and IT Security Compliance. These management team members are informed about and monitor the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Chief Technology Officer regularly reports to our Audit and Finance Committee about cybersecurity threat risks, among other cybersecurity related matters.
Item 2.    PROPERTIES
Our corporate headquarters is located in West Salt Lake City, Utah, which has approximately 234,000 square feet of laboratory and office space. In 2025, we completed the transition of our laboratory operations from our legacy facility. In 2026, we expect to take possession of approximately 63,000 additional square feet of laboratory and office space at our headquarters in anticipation of future operating needs. The lease for the additional space will expire coterminous with the lease for our existing space. The lease for our Salt Lake City facility has a remaining term of thirteen years, expiring in 2038, and provides for renewal options for up to ten additional years.
In South San Francisco, California, we currently lease the Walter Gilbert Research and Innovation Center, which has approximately 63,000 square feet of building space dedicated to administration, research and development, and a laboratory for our prenatal products. The lease for our South San Francisco facility has a remaining term of eight years, expiring in 2033, and provides for renewal options for up to ten additional years.
We also lease a space in Mason, Ohio, with approximately 29,000 total square feet, which will expire in August 2029. Our GeneSight test is performed at this location in a CLIA-certified laboratory.
We believe that our existing facilities and equipment are well maintained and in good working condition and that our current facilities will provide adequate testing capacity for the foreseeable future. For more information on our leased properties, see Note 11–Leases in the Notes to Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K.
Item 3.    LEGAL PROCEEDINGS
For information regarding certain current legal proceedings, see Note 10–Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part II, Item 8 in this Annual Report on Form 10-K.
Item 4.    MINE SAFETY DISCLOSURES
None.

PART II
Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol "MYGN."
Stockholders
As of February 19, 2026, there were approximately 85 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees on their behalf.
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
Unregistered Sales of Securities
None.

Stock Performance Graph
In 2025, we chose to compare our cumulative total stockholder return with the Nasdaq Composite Total Return Index (XCMP) and the Nasdaq Biotechnology Total Return Index (XNBI) as we believe these indices better align with our business for benchmarking our stock performance. The performance graph below presents the indices used in the prior year and the newly selected indices. The graph set forth below compares the annual percentage change in our cumulative total stockholder return on our common stock during a period commencing on December 31, 2020 and ending on December 31, 2025 (as measured by dividing (A) the difference between our share price at the end and the beginning of the measurement period by (B) our share price at the beginning of the measurement period) with the cumulative total return of the XCMP, XNBI, the Nasdaq Composite Index (IXIC) and the Nasdaq Health Care Index (IXHC) during such period. We have not paid any cash dividends on our common stock, and we do not include cash dividends in the representation of our performance. The price of a share of common stock is based upon the closing price per share as quoted on the Nasdaq Global Select Market on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The comparison assumes $100 was invested on December 31, 2020 in our common stock and in each of the foregoing indices. The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

200.00
175.00
150.00
125.00
100.00
75.00
50.00
25.00
0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Myriad Genetics, Inc.
Nasdaq Composite Total Return (XCMP)
Nasdaq Biotechnology Total Return (XNBI)
Nasdaq Composite Index (IXIC)
Nasdaq Health Care Index (IXHC)

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Myriad Genetics, Inc.	100.00	139.61	73.39	96.81	69.35	31.11
Nasdaq Composite Total Return (XCMP)	100.00	122.18	82.43	119.22	154.48	187.14
Nasdaq Biotechnology Total Return (XNBI)	100.00	100.02	89.90	94.03	93.49	99.08
Nasdaq Composite Index (IXIC)	100.00	121.39	81.21	116.47	149.83	180.33
Nasdaq Health Care Index (IXHC)	100.00	96.45	76.75	81.77	81.07	99.39
Note:  Information used on the graph was obtained from Nasdaq, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

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
Item 6.    [RESERVED]

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited Consolidated Financial Statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations provides an overview of our business and 2025 financial highlights and describes principal factors affecting the results of our operations, financial condition and liquidity, as well as our critical accounting estimates that require significant judgment and thus have the most significant potential impact on our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
The discussion and analysis below includes year-to-year comparisons between the year ended December 31, 2025 and the year ended December 31, 2024. Discussions of comparisons between the year ended December 31, 2024 and the year ended December 31, 2023 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 28, 2025.
Unless otherwise noted, all of the financial information in this Annual Report on Form 10-K is consolidated financial information of the Company.
Overview
Myriad Genetics is a leading molecular diagnostics and precision medicine company committed to advancing health and well-being for all. We develop and commercialize molecular tests that help patients and providers uncover genetic insights. Our tests assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care, support earlier detection, enable more precise treatment and contribute to lowering healthcare costs.
Personalized molecular data and digital and virtual consumer trends are converging to transform traditional models of care. We believe that engaging with providers and patients throughout their consumer and patient journey will better enable us to execute our strategies and fulfill our mission. We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services.
Our long-term growth strategy is built on leveraging our differentiated strengths, including our reputation for trusted high-quality tests and customer service, and our established, extensive commercial reach in community medicine. Our strategy also leverages investments in science and innovation, technology-enabled operations, an enhanced customer experience, strong commercial execution, and scalable operations. Our strategic intent is to accelerate profitable growth by focusing on (i) providing a comprehensive testing menu for the Cancer Care Continuum (CCC) market with a priority for high growth applications; (ii) growing our Prenatal Health and Mental Health revenues at or above market growth; and (iii) delivering sustained profitable growth through financial and operational discipline and leveraging our operating model.
Under this strategy, we plan to leverage our strong scientific foundation, deep clinical partnerships, and technology-enabled capabilities to expand adoption of our testing portfolio and integrate our precision medicine solutions more deeply into clinical workflows across the Cancer Care Continuum, Prenatal Health, and Mental Health.
Cancer remains one of the most prevalent diseases, with more than two million new cases diagnosed, and more than eighteen million survivors, in the United States in 2025. Myriad is a pioneer in DNA based cancer diagnostic testing, and a trusted leader in hereditary cancer testing across eleven of the most commonly occurring cancer types including breast, ovarian, colorectal, prostate, lung and skin. We are also a leader in cancer therapy selection with our Homologous Recombination Deficiency (HRD) test and are planning to strengthen our portfolio of comprehensive genomic profiling tests through product development and partnerships.
We see molecular residual disease (MRD) testing as a significant opportunity for patient impact and revenue growth. We believe Myriad’s ultra-sensitive Precise MRD offering, combined with our growing portfolio of other relevant diagnostic tests that are a common part of cancer care and, our commercial leadership in serving community medicine, will enable us to establish and grow a meaningful MRD business over the coming years.

As part of our Cancer Care Continuum strategy, we also plan to expand the number of biopharma partners we serve with services including biomarker identification and validation, companion diagnostic test development and regulatory registration, as well as companion diagnostic test commercialization.
Complementing our own capabilities with partnerships that enable us to bring compelling solutions to market more quickly is an important part of our strategy. In early 2025, we entered into a strategic collaboration with PATHOMIQ, Inc. pursuant to which we obtained exclusive U.S. licensing rights to PATHOMIQ’s AI-enabled diagnostic platform, PATHOMIQ_PRAD, to enhance our oncology portfolio and offer AI-driven prognostic and predictive solutions for prostate cancer care. In September 2025, we entered into a strategic collaboration with SOPHiA GENETICS S.A. to develop a global liquid biopsy companion diagnostic solution.
We continue to invest in clinical evidence development to support the growth of our existing products and launch of new products, such as FirstGene and Precise MRD. We believe these investments in product innovation position us to expand our addressable markets and differentiate our portfolio of testing solutions.
We plan to continue to develop and enhance our products and services to support growth, improve patient and provider experience, and reach more patients of all backgrounds. In addition, by investing in technology-enabled commercial tools, advanced automation, and standardized processes and technology, we believe we will be able to reduce complexity and cost, while enhancing our ability to scale and grow. In 2025, we completed the transition of our laboratory operations to our next-generation laboratory facilities, which are designed to enhance automation, reduce turnaround time, and improve cost efficiency across our testing portfolio. We believe these improvements, combined with our ongoing operational initiatives, position us to achieve greater scalability and reduce operating expenses as a percentage of revenue over time. We are committed to making molecular testing accessible and actionable for patients and providers while driving long-term growth and profitability.
Our consolidated revenues consist primarily of sales of genetic tests through our wholly-owned subsidiaries. During the year ended December 31, 2025, we reported total revenue of $824.5 million, a net loss of $365.9 million, and basic and diluted loss per share of $3.95.

Business Updates and Financial Highlights
During the year ended December 31, 2025, our significant business updates and financial highlights include the following:
•Revenue decreased 2% year-over-year to $824.5 million, which was driven in part by the discontinuation of coverage by UnitedHealthcare of GeneSight and the divestiture of the European EndoPredict business in the prior year. Volumes increased approximately 1% from the prior year.
•In November 2025, we expanded the MyRisk Hereditary Cancer Test to include 63 genes across 11+ cancer types, further strengthening our comprehensive hereditary cancer offering.
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
•In July 2025, we closed a $125 million secured term debt facility with OrbiMed, a leading global healthcare investment firm. This facility includes an option to borrow up to an additional $75 million.
•In July 2025, we earned the Great Place to Work Certification for the third consecutive year.
•In June 2025, we launched early access to FirstGene Multiple Prenatal Screen, a prenatal genetic risk assessment screen that combines several testing modalities into a single assay, in a large, multi-site study, called CONNECTOR.
•New clinical data supporting the performance and potential clinical utility of our Precise MRD test was presented at major scientific conferences, including the American Association for Cancer Research and the American Society of Clinical Oncology Annual Meeting. These presentations include data from a prospective pan-cancer study conducted by our partner, the National Cancer Center Hospital East in Japan.
•Effective April 30, 2025, Samraat Raha was appointed President and Chief Executive Officer and Mark Verratti was appointed Chief Operating Officer; Brian Donnelly was appointed Chief Commercial Officer effective May 1, 2025; and Benjamin R. Wheeler was appointed Chief Financial Officer effective August 16, 2025.

Seasonality
The Company has historically experienced some seasonality in its business, including due to factors such as the timing of deductibles resetting or being met. While the Company continues to experience periodic fluctuations in quarterly revenues, these variations are increasingly influenced by other factors such as the timing of customer activity, reimbursement dynamics, and broader market conditions. Additionally, we believe operating results for the twelve months ended December 31, 2025 may not necessarily be indicative of results to be expected for any other year.
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
Legal Settlements. Legal settlements related to litigation, including the reversal of a previously expected contingent settlement payment. For more information, see Note 10–Commitments and Contingencies in the Notes to Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.
Goodwill and Long-Lived Asset Impairment Charges. Goodwill and long-lived asset impairment charges include the impairment loss recognized on our goodwill or long-lived assets, including impairments recognized on intangible assets and right-of-use (ROU) lease assets.
Other Income (Expense). Other income (expense) includes interest income earned on our cash, cash equivalents, and restricted cash held in short-term interest-bearing accounts; interest expense associated with our debt and amortization of deferred financing costs and original issue discount costs; gains or losses on the sale of assets or businesses; and foreign currency gains and losses, and other nonrecurring income and expenses.
Income Tax (Benefit) Expense. Income tax (benefit) expense consists of current and deferred components, which include changes in our deferred tax assets, our deferred tax liabilities, and our valuation allowance.

Results of Operations
Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Years ended December 31,				% of Total Revenue
(in millions)	2025	2024	Change	% Change	2025	2024
Hereditary Cancer	$372.4	$364.5	$7.9	2%	45%	44%
Tumor Profiling	121.7	125.8	(4.1)	(3)%	15%	15%
Prenatal	186.3	177.1	9.2	5%	23%	21%
Mental Health	144.1	170.2	(26.1)	(15)%	17%	20%
Total revenue	$824.5	$837.6	$(13.1)	(2)%	100%	100%
The following table summarizes testing volume changes in our core product categories:

	Years ended December 31,
(in thousands)	2025	2024	% Change
Product volumes:
Hereditary Cancer	315	294	7%
Tumor Profiling	48	53	(9)%
Prenatal	637	666	(4)%
Mental Health	537	507	6%
Total	1,537	1,520	1%
Revenue for the year ended December 31, 2025 decreased $13.1 million compared to the prior year. For the year ended December 31, 2024, we recognized $21.5 million of revenue for tests in which the performance obligation was met in a prior period, including $3.0 million in revenue due to a retroactive coverage change by a payor for one of our prenatal products. For the year ended December 31, 2025, revenue for tests in which the performance obligation was met in a prior period was immaterial.
Mental Health revenue decreased $26.1 million primarily due to a 20% decrease in the average revenue per test. The decrease in revenue per test is due to UnitedHealthcare's change in GeneSight test coverage under its commercial, individual exchange, and certain managed Medicaid benefit plans, and due to revenue recognized in the prior year for tests in which the performance obligation had been satisfied in a prior period. We expect this coverage decision will continue to negatively affect Mental Health revenue in future periods. These impacts were partially offset by a 6% increase in testing volume.
Tumor Profiling revenue decreased $4.1 million due to the sale of our EndoPredict business in August 2024. This decrease in revenue was partially offset by growth in Prenatal and Hereditary Cancer revenues. Prenatal revenue increased $9.2 million due to a 10% increase in average revenue per test, partially offset by a 4% decrease in volume primarily driven by a decline in SneakPeek volume. Hereditary Cancer revenue increased $7.9 million due to a 7% increase in volume, partially offset by a 5% decrease in average revenue per test. In addition, we expect to discontinue sales of EndoPredict in the United States during the first half of 2026.
Cost of Revenue

	Years ended December 31,
(in millions)	2025	2024	Change	% Change
Cost of revenue	$247.9	$252.2	$(4.3)	(2)%
Cost of revenue as a % of revenue	30.1%	30.1%
Cost of revenue for the year ended December 31, 2025 decreased $4.3 million compared to the prior year due primarily to a reduction in the cost per test for the current period driven by reductions in the cost of laboratory reagents and supplies.

Research and Development Expense

	Years ended December 31,
(in millions)	2025	2024	Change	% Change
Research and development expense	$106.8	$113.4	$(6.6)	(6)%
Research and development expense as a % of total revenue	13.0%	13.5%
Research and development expense for the year ended December 31, 2025 decreased by $6.6 million compared to the prior year primarily due to a decrease in compensation related expenses. We remain committed to disciplined cost management while maintaining investments in key strategic areas, such as research and development.
Sales and Marketing Expense

	Years ended December 31,
(in millions)	2025	2024	Change	% Change
Sales and marketing expense	$280.8	$284.1	$(3.3)	(1)%
Sales and marketing expense as a % of total revenue	34.1%	33.9%
Sales and marketing expenses for the year ended December 31, 2025 were relatively consistent with the expenses incurred in the prior year, reflecting stable operating activities across the business.
General and Administrative Expense

	Years ended December 31,
(in millions)	2025	2024	Change	% Change
General and administrative expense	$256.8	$275.9	$(19.1)	(7)%
General and administrative expense as a % of total revenue	31.1%	32.9%
General and administrative expense for the year ended December 31, 2025 decreased by $19.1 million compared to the prior year primarily due to a decrease of $9.8 million in amortization for previously impaired intangible assets. The remainder of the change from the prior year is due to immaterial movements across various categories.
Legal Settlements

	Years ended December 31,
(in millions)	2025	2024	Change	% Change
Legal settlements	$—	$(21.3)	$21.3	(100)%
Legal settlements as a % of total revenue	—%	(2.5)%
Legal settlements for the year ended December 31, 2024 included the reversal of expense for a contingent payment related to the Ravgen settlement, payment of which was determined to no longer be probable in 2024. There were no legal settlements in the year ended December 31, 2025.
Goodwill and Long-lived Asset Impairment Charges

	Years ended December 31,		Change
(in millions)	2025	2024		% Change
Goodwill and long-lived asset impairment charges	$319.4	$56.8	$262.6	462%
Goodwill and long-lived asset impairment charges as a % of total revenue	38.7%	6.8%
Goodwill and long-lived asset impairment charges for the year ended December 31, 2025 included primarily goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Mental Health reporting units. The prior year included $43.0 million of expense for the impairment of the developed technology intangible asset in our Mental Health reporting unit and $13.8 million of losses in connection with the sale of our EndoPredict business.

Other Income (Expense)

	Years ended December 31,
(in millions)	2025	2024	Change	% Change
Other expense, net	$(7.9)	$—	$(7.9)	N/A
Other expense, net for the year ended December 31, 2025 increased $7.9 million as compared to the prior year primarily due to an increase in interest expense related to our new term loan entered into in July 2025.
Income Tax (Benefit) Expense

	Years Ended December 31,
(in millions)	2025	2024	Change	% Change
Income tax (benefit) expense	$(29.2)	$3.8	$(33.0)	(868)%
Effective tax rate	7.4%	(3.1)%
Our tax rate is the product of a U.S. federal statutory rate of 21.0% and a blended state statutory tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax benefit for the year ended December 31, 2025 was $29.2 million and our effective tax rate was 7.4%. Income tax expense for the year ended December 31, 2024 was $3.8 million and our effective tax rate was (3.1)%. For the year ended December 31, 2025, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits, recognition of valuation allowances and goodwill impairments. For the year ended December 31, 2024, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Following the success of these claims, we remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million during the year ended December 31, 2025. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the majority of the current year increase in deferred tax assets, including any tax-deductible loss from the $319.4 million of goodwill and long-lived impairment charges recorded for the year ended December 31, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances as discussed below, amounts available for borrowing under our Credit Facility, as defined below. As of December 31, 2025, we had cash and cash equivalents of $149.6 million and our availability under the Credit Facility was $75.0 million. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology, and investment in partnerships and collaborations. We believe that investing organically through research and development and new product development to support our business strategy provides the best return on invested capital.
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

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate (SOFR) Rate and 2.5% plus (y) an applicable margin of 6.5%. All repayments are subject to the accrued exit fee. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, we are required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee. We may elect to prepay all or a portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Any undrawn amount of the Delayed Draw Loans bears a fee of 0.5% based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of December 31, 2025 was 10.4%.
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
The Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. As of December 31, 2025, we were in compliance with all covenants under the Credit Agreement.
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
Third-party payors, including state and federal health care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products. For example, UnitedHealthcare updated its medical policies for pharmacogenetic testing to no longer provide coverage for certain multi-gene panel pharmacogenetic tests, including our GeneSight test, under its commercial, individual exchange and certain managed Medicaid benefit plans, effective during 2025. The change in UnitedHealthcare coverage has negatively impacted our Mental Health revenue, profitability, and cash flow in 2025 and we expect that these negative impacts will continue into future periods.

The following table represents the balances of cash and cash equivalents as of the dates set forth in the table below:

(in millions)	December 31, 2025	December 31, 2024	Change
Cash and cash equivalents	$149.6	$102.4	$47.2
The increase in cash and cash equivalents as of December 31, 2025 as compared to December 31, 2024 was primarily driven by a net increase in cash proceeds from borrowings of $75.9 million partially offset by $27.4 million in cash used for capital expenditures including the capitalization of internal-use software.
The following table represents the Consolidated Cash Flow Statement for the periods presented:

	Twelve Months Ended December 31,
(in millions)	2025	2024	Change
Cash flows provided by (used in) operating activities	$1.8	$(8.7)	$10.5
Cash flows used in investing activities	(27.4)	(11.9)	(15.5)
Cash flows provided by (used in) financing activities	64.2	(7.4)	71.6
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.8	(1.0)	1.8
Net increase (decrease) in cash, cash equivalents, and restricted cash	39.4	(29.0)	68.4
Cash, cash equivalents, and restricted cash at the beginning of the period	111.9	140.9	(29.0)
Cash, cash equivalents, and restricted cash at the end of the period	$151.3	$111.9	$39.4
Cash Flows from Operating Activities
Our cash flows from operating activities increased $10.5 million for the twelve months ended December 31, 2025 compared to the prior year. The change in cash provided by operating activities was primarily driven by changes in working capital.
Cash Flows from Investing Activities
We used $15.5 million more cash for investing activities for the twelve months ended December 31, 2025 compared to the prior year. In fiscal year 2024, we had cash inflows from the maturities of investments and the sale of our EndoPredict business, which did not occur in 2025.
Cash Flows from Financing Activities
Cash flows from financing activities increased $71.6 million for the twelve months ended December 31, 2025 compared to the prior year, primarily due to an increase of cash proceeds from our new Credit Facility, partially offset by the repayment of our prior ABL Facility, debt issuance costs related to the term loan, and release of cash held in escrow.
Effects of Inflation
Inflation has not had a material impact on our results of operations or financial position for the periods presented. While we have experienced general cost increases consistent with broader inflationary trends, these increases have not significantly affected our operating results. If inflation were to increase, it may negatively impact our profitability and may adversely affect our business, financial condition and results of operations. In addition, higher inflationary pressures may contribute to higher interest rates, which could increase our borrowing costs or affect the terms and availability of future financing. Furthermore, to the extent tariffs imposed by the United States affect our costs, we may not be able to pass on any portion of the cost increase to our customers.

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
•intangible assets; and
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
Significant judgments are required in determining the transaction price in connection with satisfying performance obligations under the revenue standard. In determining the transaction price, we include an estimate of the expected amount of consideration to be received. We apply this method consistently for similar contracts when estimating the effect of any uncertainty on an amount of variable consideration to which it will be entitled. An estimate of transaction price does not include any estimated amount of variable consideration that is constrained. In addition, we consider all the information (historical, current, and forecast) that is reasonably available in determining the estimate of transaction price. We have significant experience with historical discount patterns and we use this experience to estimate transaction prices.
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
Cash collections for certain tests delivered may differ from estimated rates due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing our bills or denying payment for tests that we have performed, among other reasons. As a result of this new information, we update our estimate of the amounts to be recognized for previously delivered tests.
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
During the quarter ended June 30, 2025, we identified a triggering event had occurred based on a sustained decline in our market capitalization, due in part to downward revisions to the Company's forecasts, which resulted in us performing quantitative goodwill impairment testing on all of our reporting units. The quantitative assessments performed during the quarter ended June 30, 2025, resulted in a total goodwill impairment charge of $234.7 million, which includes impairment charges of $143.5 million and $91.2 million related to our Women's Health and Mental Health (formerly referred to as the Pharmacogenomics) reporting units, respectively, which are included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations.

We measured the fair value of the Mental Health and Women's Health reporting units utilizing the market approach and the discounted cash flow method under the income approach. The income approach considered projected revenue and profitability associated with each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17.0% and 16.0% for the Mental Health and Women's Health reporting units, respectively.

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

Considerable management judgment is necessary to estimate expected future cash flows for our reporting units, including evaluating the impact of operational and external economic factors on our future cash flows, all of which are subject to uncertainty. The assumptions and estimates used in determining the fair value of our reporting units involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including a higher cost of capital or a decline in actual and expected revenues or profitability, among others, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations. We will continue to monitor our reporting units for any triggering events or other signs of impairment which could result in impairment charges in the future.
We qualitatively evaluated our reporting units for impairment for our annual goodwill impairment testing in October 2025. The factors that are considered in the qualitative analysis include macroeconomic conditions, industry and market considerations, revenue growth rates, current and expected financial performance, other factors that would have a negative effect on earnings and cash flows, and other relevant entity-specific events and information. Significant judgment is required in assessing the weight of the qualitative factors. We noted no indicators of impairment during our annual testing. The remaining goodwill balance as of December 31, 2025 of $51.6 million consists of $29.8 million for the Mental Health, $17.3 million for the International and $4.5 million for the Women's Health reporting units.
Intangible Assets. Intangible assets are initially recorded at their acquisition date fair value and are subsequently amortized over their useful lives. We review our intangible assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.
During the second quarter ended June 30, 2025, we identified an impairment triggering event had occurred based on a sustained decline in our market capitalization, due in part to downward revisions to the Company's forecasts. We performed the recoverability test by comparing the carrying value of certain of our asset groups to their estimated undiscounted future cash flows. The analysis indicated that the carrying value exceeded the recoverable amount for certain of our asset groups, requiring us to determine the fair value of those groups. The fair value of our Mental Health developed technology intangible asset was determined using a discounted cash flow model. The approach considered projected revenue, profitability associated with the developed technology, a discount rate reflective of the risk-adjusted cost of capital of 17% and the expected remaining useful life of the developed technology. As the carrying value for the developed technology intangible asset exceeded the relative fair value, we recognized impairment charges of $71.8 million during the second quarter ended June 30, 2025, which is included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations. The net book value of the developed technology was $11.2 million as of December 31, 2025.

The fair value of the intangible assets recognized from our acquisition of Gateway Genomics, LLC, or Gateway, including developed technology, trademark and customer relationship intangible assets, was determined using a discounted cash flow model and relief from royalty models. The primary assumptions used in the discounted cash flow model included projected revenue and profitability associated with the developed technology based on management's forecast and a discount rate reflective of the risk-adjusted cost of capital of 16%. The primary assumptions used in the relief from royalty models were projected revenue and royalty rates. As the carrying value of each of the intangible assets exceeded the relative fair value, we recognized a total impairment charge of $10.2 million associated with the asset group during the year ended December 31, 2025, which is included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations. The net book value of the Gateway intangible assets is immaterial as of December 31, 2025.

The assumptions and estimates used in determining the fair value of our intangible assets involve significant elements of subjective judgment and analysis by management. Certain future events and circumstances, including higher cost of capital or a decline in actual and expected revenues or profitability, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair values of the intangible assets to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations. We will continue to monitor our intangible assets for any triggering events or other signs of impairment, which could result in impairment charges in the future.
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
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 7% of our revenues for the twelve months ended December 31, 2025 are denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in a 1% change in our revenues. We do not currently utilize hedging strategies to mitigate foreign currency risk.
We are exposed to interest rate risk primarily through borrowings under our Credit Facility. Our Credit Facility has a variable interest rate based on the Secured Overnight Financing Rate (SOFR). An incremental change in the borrowing rate of 100 basis points would increase or decrease our annual interest expense by $1.3 million based on the Credit Facility balance of $125 million.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MYRIAD GENETICS, INC.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Myriad Genetics, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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

Measurement of revenue
Description of the Matter
During the year ended December 31, 2025, the Company’s revenue was $824.5 million. As discussed in Note 1 of the consolidated financial statements, management estimates the expected amount of consideration to be received as revenue and revenue is recognized when the performance obligation is complete. Auditing the measurement of the Company’s revenue was complex and judgmental due to the significant estimation required in determining the amount that will be collected for each test. In particular, the estimate of revenue is affected by assumptions related to payors such as changes in payor mix, historical and current payment trends and other changes in payor behavior.

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

Our audit procedures over the Company’s revenue included, among others, assessing the methodologies used to estimate consideration expected to be received for tests performed and testing the significant assumptions and the underlying data used by the Company in its analysis. We assessed the reasonableness of adjustments to estimates of future cash collections as a result of changes in historical and current collection trends and changes in payor behavior. Additionally, we tested management’s supporting calculations. We also performed an evaluation of actual cash collections versus expectations to assess the accuracy of prior estimates.

Goodwill Impairment Assessment – Women’s Health and Mental Health Reporting Units
Description of the Matter
As described in Notes 1 and 4 to the consolidated financial statements, the Company performs an annual goodwill impairment assessment as of the first day of the fourth quarter, or more frequently if indicators of impairment are present or circumstances suggest that impairment may exist. The Company’s consolidated goodwill balance was $51.6 million as of December 31, 2025, and the goodwill allocated to the Women’s Health and Mental Health reporting units was $4.5 million and $29.8 million, respectively.

In the second quarter of 2025, primarily due to sustained declines in the Company’s share price, management performed an interim quantitative goodwill impairment assessment. This assessment involved the comparison of the fair value of each reporting unit to its carrying value. In estimating the fair value of the reporting units, the Company used a combination of an income approach (discounted cash flow model) and a market approach (multiples of revenue derived from guideline public companies). The fair value estimates required the Company to make several business and valuation assumptions and estimates, including, but not limited to, those related to the discount rates. Changes in the discount rates could have a material effect on either the reporting units’ fair values, the amount of any goodwill impairment charge, or both. The Company determined that the Women’s Health and Mental Health reporting units’ carrying values exceeded their respective fair values, resulting in a goodwill impairment charge of $234.7 million.

Auditing the discount rates used in the Company’s interim quantitative goodwill impairment assessment specific to the Women’s Health and Mental Health reporting units was complex because it required a high degree of auditor judgement and an increased extent of effort, including the need to involve professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over management’s interim goodwill impairment assessment review process, including the determination of the discount rates used in the discounted cash flow models to estimate the fair value of each reporting unit.

To test the reasonableness of the discount rates used in estimating the fair values of the Company’s reporting units, we performed audit procedures with the assistance of professionals with specialized skill and knowledge that included sensitivity analyses, testing applicable source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing independent estimates which were compared to the discount rates selected by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2006.
Salt Lake City, Utah
February 24, 2026

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Balance Sheets
(in millions, except per share amounts)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$149.6	$102.4
Trade accounts receivable	115.3	121.2
Inventory	30.6	27.5
Prepaid taxes	12.0	16.4
Prepaid expenses and other current assets	25.1	30.5
Total current assets	332.6	298.0
Operating lease right-of-use assets	49.4	55.0
Property, plant and equipment, net	114.0	117.4
Intangible assets, net	153.4	262.4
Goodwill	51.6	286.3
Other assets	5.6	8.5
Total assets	$706.6	$1,027.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30.0	$32.3
Accrued liabilities	96.9	119.0
Current maturities of operating lease liabilities	6.9	12.8
Total current liabilities	133.8	164.1
Unrecognized tax benefits	0.2	32.7
Long-term debt	119.9	39.6
Noncurrent operating lease liabilities	83.0	87.9
Other long-term liabilities	1.7	2.2
Total liabilities	338.6	326.5
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 93.5 and 91.3 shares outstanding at December 31, 2025, and 2024, respectively	0.9	0.9
Additional paid-in capital	1,489.0	1,457.8
Accumulated other comprehensive income (loss)	0.8	(0.8)
Accumulated deficit	(1,122.7)	(756.8)
Total stockholders' equity	368.0	701.1
Total liabilities and stockholders’ equity	$706.6	$1,027.6
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Operations
(in millions, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue	$824.5	$837.6	$753.2
Cost of revenue	247.9	252.2	236.2
Gross profit	576.6	585.4	517.0

Operating expenses:
Research and development expense	106.8	113.4	88.7
Sales and marketing expense	280.8	284.1	289.2
General and administrative expense	256.8	275.9	283.7
Legal settlements	—	(21.3)	112.8
Goodwill and long-lived asset impairment charges	319.4	56.8	—
Total operating expenses	963.8	708.9	774.4
Operating loss	(387.2)	(123.5)	(257.4)
Other income (expense):
Interest income	1.8	1.7	2.5
Interest expense	(10.5)	(2.8)	(2.9)
Other	0.8	1.1	(4.4)
Total other expense	(7.9)	—	(4.8)
Loss before income tax	(395.1)	(123.5)	(262.2)
Income tax (benefit) expense	(29.2)	3.8	1.1
Net loss	$(365.9)	$(127.3)	$(263.3)
Net loss per share:
Basic and diluted	$(3.95)	$(1.41)	$(3.18)
Weighted average shares outstanding:
Basic and diluted	92.6	90.6	82.8
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(in millions)

	Years Ended December 31,
	2025	2024	2023
Net loss attributable to Myriad Genetics, Inc. stockholders	$(365.9)	$(127.3)	$(263.3)
Change in unrealized loss on available-for-sale debt securities, net of tax	—	0.1	1.2
Change in foreign currency translation adjustment, net of tax	0.8	(3.0)	2.1
Reclassification adjustments for losses included in net loss, net of tax	—	—	1.5
Reclassification of cumulative translation adjustment to income upon sale or liquidation of certain foreign entities, net of tax	0.8	5.8	0.4
Comprehensive loss	$(364.3)	$(124.4)	$(258.1)
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2022	$0.8	$1,260.1	$(8.9)	$(366.2)	$885.8
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.8)	—	—	(2.8)
Issuance of common stock for public offering, net	0.1	117.5	—	—	117.6
Stock-based compensation expense	—	40.7	—	—	40.7
Net loss	—	—	—	(263.3)	(263.3)
Other comprehensive income, net of tax	—	—	5.2	—	5.2
BALANCES AT DECEMBER 31, 2023	$0.9	$1,415.5	$(3.7)	$(629.5)	$783.2
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(7.5)	—	—	(7.5)
Stock-based compensation expense	—	49.8	—	—	49.8
Net loss	—	—	—	(127.3)	(127.3)
Other comprehensive income, net of tax	—	—	2.9	—	2.9
BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(4.0)	—	—	(4.0)
Stock-based compensation expense	—	35.2	—	—	35.2
Net loss	—	—	—	(365.9)	(365.9)
Other comprehensive income, net of tax	—	—	1.6	—	1.6
BALANCES AT DECEMBER 31, 2025	$0.9	$1,489.0	$0.8	$(1,122.7)	$368.0
See accompanying notes to consolidated financial statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in millions)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(365.9)	$(127.3)	$(263.3)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	53.7	61.2	61.9
Non-cash lease expense	7.7	9.5	11.3
Stock-based compensation expense	35.2	49.8	40.7
Deferred income taxes	0.1	(2.8)	(4.0)
Unrecognized tax benefits	(32.5)	2.5	3.4
Impairment of goodwill and long-lived assets	319.4	56.6	—
(Gain) loss on termination of lease	—	(3.1)	7.7
Gain on acquisition	—	(2.2)	—
Other non-cash adjustments	3.4	1.5	4.4
Changes in assets and liabilities:
Prepaid expenses and other current assets	0.2	(3.7)	0.2
Trade accounts receivable	6.2	(8.7)	(12.5)
Inventory	(3.2)	(6.2)	(1.8)
Prepaid taxes	4.4	0.5	0.7
Other assets	2.0	—	0.6
Tenant improvement allowance received	—	—	16.3
Accounts payable	(1.4)	4.7	(3.7)
Accrued liabilities	(27.5)	(41.0)	27.2
Net cash provided by (used in) operating activities	1.8	(8.7)	(110.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15.6)	(19.0)	(63.2)
Capitalization of intangible assets	(11.8)	(10.7)	(10.1)
Proceeds from the sale of business, net cash sold	—	8.8	—
Proceeds from maturities and sales of marketable investment securities	—	9.0	105.2
Net cash (used in) provided by investing activities	(27.4)	(11.9)	31.9
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	3.3	5.9	6.0
Payment of tax withheld for common stock issued under stock-based compensation plans	(7.3)	(13.4)	(8.8)
Proceeds from underwritten public offering, net of costs and discounts	—	—	117.6
Proceeds from revolving credit facility	40.0	120.0	80.0
Repayment of revolving credit facility	(80.5)	(119.5)	(40.0)
Proceeds from the issuance of secured long-term credit facility	125.0	—	—
Fees associated with the issuance of secured long-term credit facility	(8.6)	—	—
Fees associated with issuance and refinancing of revolving credit facility	—	—	(1.7)
Release of cash held in escrow	(7.5)	—	—
Other financing activities	(0.2)	(0.4)	(0.2)
Net cash provided by (used in) financing activities	64.2	(7.4)	152.9
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	0.8	(1.0)	0.6
Net increase (decrease) in cash, cash equivalents, and restricted cash	39.4	(29.0)	74.5
Cash, cash equivalents, and restricted cash at beginning of the period	111.9	140.9	66.4
Cash, cash equivalents, and restricted cash at end of the period	$151.3	$111.9	$140.9
See accompanying notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation
Myriad Genetics, Inc. (together with its subsidiaries, the "Company" or "Myriad") is a leading molecular diagnostics and precision medicine company committed to advancing health and well-being for all. Myriad develops and commercializes molecular tests that help patients and providers uncover genetic insights. Myriad tests assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care, support earlier detection, enable more precise treatment and contribute to lowering health care costs. The Company’s principal executive office is located in Salt Lake City, Utah.
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
Use of Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant items subject to such estimates and assumptions include revenue recognition estimates for the average expected reimbursement per test, valuation allowances for deferred income tax assets, our incremental borrowing rates used to calculate our lease balances, stock-based compensation, and impairment analysis of goodwill and long-lived assets. Actual results could differ from those estimates.
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
The Company has one payor, Medicare, that represents greater than 10% of its revenues. Revenues received from Medicare represented approximately 13%, 12%, and 12% of total revenue for the years ended December 31, 2025, 2024, and 2023, respectively. Concentrations of credit risk are mitigated due to the number of the Company’s customers as well as their dispersion across many geographic regions. The Company has one payor that accounted for more than 10% of accounts receivable at December 31, 2025 and 2024. The balance of accounts receivable from the payor represented 13% and 18% of the total accounts receivable balance as of December 31, 2025 and 2024, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents primarily consist of cash and money market deposits with financial institutions.

Restricted Cash
In certain circumstances, the Company is required to maintain cash deposits with certain banks with respect to contractual or other legal obligations, and therefore the use of these cash deposits for general operational purposes is restricted. Restricted cash is classified as current or noncurrent on the Consolidated Balance Sheets based on the nature and timing of the underlying restriction.
Restricted cash is excluded from Cash and cash equivalents and is presented in Prepaid expenses and other current assets on the Consolidated Balance Sheets. For purposes of the Consolidated Statements of Cash Flows, changes in restricted cash are included in total cash, cash equivalents, and restricted cash. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Consolidated Balance Sheets that agrees to the amounts included in the Consolidated Statement of Cash Flows.

	December 31,
(in millions)	2025	2024	2023
Cash and cash equivalents	$149.6	$102.4	$132.1
Restricted cash	1.7	9.5	8.8
Total cash, cash equivalents, and restricted cash	$151.3	$111.9	$140.9
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
Property, Plant and Equipment
Equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method based on the lesser of estimated useful lives of the related assets or lease terms. Equipment items have depreciable lives of three to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful lives or the associated lease terms, which range from three to 15 years. Repairs and maintenance costs are charged to expense as incurred.
Leases
The Company acts as the lessee in its lease agreements, which primarily include operating leases for corporate offices, laboratory space, warehouse space, and office equipment.
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

As most of the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also consists of any lease incentives received. The lease terms used to calculate the ROU asset and related lease liability include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The leases have remaining lease terms of one year to 13 years, some of which include options to extend the lease term for up to 10 years.
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
Intangible Assets
Intangible assets are primarily comprised of acquired licenses and technology. Acquired intangible assets are recorded at fair value and amortized over the shorter of the contractual life or the estimated useful life. The Company capitalizes certain costs incurred to develop internal-use software. Implementation and development costs for internal-use software are capitalized as part of Intangible assets in the Consolidated Balance Sheets. After the implementation of the internal-use software, the capitalized costs are amortized on a straight-line basis over the estimated useful life of the asset. Costs incurred during the post implementation stage of the project are expensed as incurred. As of December 31, 2025 and 2024, the Company had unamortized internal-use software costs of $25.1 million and $22.7 million, respectively. For the years ended December 31, 2025, 2024, and 2023, amortization expense for these capitalized software costs was immaterial.
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
Revenue Recognition
The Company primarily generates revenue by performing molecular testing, primarily derived from the following categories of products: Hereditary Cancer (MyRisk and BRACAnalysis CDx), Tumor Profiling (MyChoice CDx, Prolaris, Precise Tumor, and EndoPredict), Prenatal (Foresight, Prequel, FirstGene and SneakPeek), and Mental Health (GeneSight). Revenue is recorded at the estimated transaction price. Control is transferred, and revenue is recognized, once test results are released to the healthcare provider and/or patient.

The following table presents details regarding the composition of the Company’s total revenue by product type for the years ended December 31, 2025, 2024, and 2023:

	Years Ended December 31,
(In millions)	2025	2024	2023
Hereditary Cancer	$372.4	$364.5	$327.8
Tumor Profiling	121.7	125.8	135.6
Prenatal	186.3	177.1	151.3
Mental Health	144.1	170.2	138.5
Total revenue	$824.5	$837.6	$753.2
In addition, the following tables reconcile revenue by geographical region, either U.S. or rest of world ("RoW"), to total revenue:

	Years Ended December 31,
	2025			2024			2023
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total	U.S.	RoW	Total
Hereditary Cancer	$327.8	$44.6	$372.4	$318.6	$45.9	$364.5	$280.5	$47.3	$327.8
Tumor Profiling	109.8	11.9	121.7	104.2	21.6	125.8	102.1	33.5	135.6
Prenatal	186.3	—	186.3	176.5	0.6	177.1	150.6	0.7	151.3
Mental Health	144.1	—	144.1	170.2	—	170.2	138.5	—	138.5
Total revenue	$768.0	$56.5	$824.5	$769.5	$68.1	$837.6	$671.7	$81.5	$753.2
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

Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing our bills or denying payment for tests that we have performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. For the year ended December 31, 2025, revenue for tests in which the performance obligation was met in a prior period was immaterial. For the year ended December 31, 2024, the Company recognized $21.5 million in revenue for tests in which the performance obligation of delivering the test results was met in prior periods, including $3.0 million in revenue in the first quarter of 2024 due to a retroactive coverage change by a payor for one of its prenatal products. For the year ended December 31, 2023, the Company recognized $7.2 million in revenue for tests in which the performance obligation of delivering the test results was met in prior periods. The changes for all periods presented were primarily driven by changes in the estimated transaction price.
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
Advertising Costs
The Company expenses advertising costs as incurred. The Company incurred advertising costs of $10.1 million, $10.3 million, and $8.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share computations:

	Years Ended December 31,
(in millions)	2025	2024	2023
Denominator:
Weighted-average shares outstanding used to compute basic EPS	92.6	90.6	82.8
Effect of dilutive stock options and RSUs	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	92.6	90.6	82.8
Certain outstanding options and RSUs were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Anti-dilutive options and RSUs excluded from EPS computation	7.8	6.0	5.1
Recent Accounting Pronouncements
Recently Adopted Standards
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 amends ASC 740, Income Taxes to expand income tax disclosures and requires that the Company disclose (i) the income tax rate reconciliation using both percentages and reporting currency amounts; (ii) specific categories within the income tax rate reconciliation; (iii) additional information for reconciling items that meet a quantitative threshold; (iv) the composition of state and local income taxes by jurisdiction; and (v) the amount of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. See Note 9. Income Taxes for additional information.
Standards Effective in Future Years and Not Yet Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance in ASU 2025-07 refines the scope of derivative accounting under ASC 815 by expanding an existing scope exception to exclude certain non-exchange traded contracts with underlyings based on the operations or activities of one of the contract parties from derivative classification. The ASU also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, Internal-Use Software Accounting & Capitalization. ASU 2025-06 makes targeted improvements to ASC 350-40 by changing the cost capitalization threshold, eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold. It also modifies the website development costs guidance by eliminating Subtopic 350-50 and relocating any remaining relevant guidance into Subtopic 350-40. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.

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
Level 3—unobservable inputs.
The carrying amounts of certain financial instruments—including Cash and cash equivalents, Trade accounts receivable, Accounts payable, and Accrued expenses—approximate their fair values due to their short-term maturities. Additionally, the carrying value of the Company's Long-term debt as of December 31, 2025, approximates its fair value as the debt’s floating interest rate is consistent with prevailing market rates. The Company's fair value measurements related to impairment testing for goodwill and certain intangible assets were determined using Level 3 unobservable inputs; see Note 4. Goodwill and Intangible assets for further discussion.
3.    PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment were as follows:

	December 31,
(in millions)	2025	2024
Leasehold improvements	$80.4	$78.5
Equipment	121.5	148.5
Property, plant and equipment, gross	201.9	227.0
Less accumulated depreciation	(87.9)	(109.6)
Property, plant and equipment, net	$114.0	$117.4
The Company recorded depreciation during the respective periods as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation expense	$19.5	$19.5	$19.1

4.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2025 are as follows:

December 31,
(in millions)	2025
Beginning balance	$286.3
Goodwill impairment	(234.7)
Ending balance	$51.6
During the quarter ended June 30, 2025, the Company identified a triggering event that required an interim goodwill impairment assessment. The Company experienced a sustained decline in its market capitalization, due in part to downward revisions to the Company's forecasts.
In response to the triggering event, the Company estimated the fair values of each of its reporting units using both the market approach, applying an observable multiple of revenue based on guideline public companies, and the income approach, as of May 2025. The income approach considered projected revenue and profitability of each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17.0% and 16.0% for the Mental Health and the Women's Health reporting units, respectively. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling the values to its enterprise value and market capitalization, including the consideration of a control premium. Accordingly, this fair value measurement is classified as Level 3 in the fair value hierarchy because it is based primarily upon unobservable inputs that reflect management's assumptions.
As a result of the assessment, during the quarter ended June 30, 2025, the Company recognized a goodwill impairment charge of $234.7 million, with $91.2 million attributable to the Mental Health reporting unit and $143.5 million attributable to the Women’s Health reporting unit, reducing the carrying value of goodwill for these reporting units to their estimated fair values. The Company determined that the goodwill balance for the International reporting unit was not impaired. The goodwill impairment charges are reflected in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations. The remaining goodwill value of $51.6 million consists of $29.8 million for the Mental Health, $17.3 million for the International and $4.5 million for the Women's Health reporting units.
The Company recognized a goodwill impairment charge of $0.8 million for the year ended December 31, 2024 and did not record an impairment of goodwill for the year ended December 31, 2023.
Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount(1)	Accumulated Amortization	Net	Weighted-Average Useful Life (in Years)	Weighted-Average Remaining Useful Life (in Years)
At December 31, 2025
Developed technologies	$475.9	$(352.2)	$123.7	11.6	4.7
Internal-use software	21.9	(4.3)	17.6	4.8	4.0
Trademarks	2.1	(1.6)	0.5	7.5	6.9
Licensed technologies	4.5	(0.4)	4.1	8.0	7.2
Internal-use software (in-process)	7.5	—	7.5
Total intangible assets	$511.9	$(358.5)	$153.4
(1) Net of impairment expense recognized during the year ended December 31, 2025. See the discussion below for further details regarding the impairment of intangible assets.

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
As noted above, the Company experienced a sustained decline in its market capitalization during the quarter ended June 30, 2025, which triggered the Company to perform a recoverability test for certain of its asset groups. The Company performed the recoverability test by comparing the carrying value of each asset group to its estimated undiscounted future cash flows. The analysis indicated that the carrying value exceeded the recoverable amounts for the Company's Mental Health and Gateway asset groups, requiring the Company to determine the fair value of each asset group. As a result of the tests performed, the Company recognized impairment expense totaling $82.0 million related to the Mental Health and Gateway intangible asset groups.

The fair value of the Mental Health developed technology was determined using a discounted cash flow model and the fair value of the Gateway intangible assets was determined using a discounted cash flow model and relief from royalty models. The primary assumptions used in the discounted cash flow models included projected revenue and profitability associated with the developed technology based on management's forecast and a discount rate reflective of the risk-adjusted cost of capital of 17% and 16% for the Mental Health and Gateway intangible asset groups, respectively. The primary assumptions used in the relief from royalty models were projected revenue and royalty rates. As the carrying value for the intangible assets exceeded the relative fair value, the Company recognized an impairment charge of $71.8 million and $10.2 million for the Mental Health and Gateway intangible asset groups, respectively, during the year ended December 31, 2025. These expenses are included in Goodwill and long-lived asset impairment charges in the Consolidated Statements of Operations.
The fair value measurements for the impairment of intangible assets are classified as Level 3 in the fair value hierarchy because they are based primarily upon unobservable inputs that reflect management's assumptions.
In recent years, the Company has invested in the development of internal-use software. As of December 31, 2025, the Company has capitalized $7.5 million related to projects under development. The Company expects the majority of the current in-process internal-use software projects to be completed in fiscal year 2026.
As of December 31, 2025, the Company's developed technologies have estimated remaining useful lives ranging between four and eight years. The Company's acquired trademarks have an estimated remaining useful life of approximately seven years as of December 31, 2025. The Company's licensed technology has an estimated remaining useful life of approximately seven years as of December 31, 2025. The Company's internal-use software assets are amortized over the estimated useful life of the software, generally ranging between three and five years as of December 31, 2025.
The Company recorded amortization during the respective periods for intangible assets as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Amortization of intangible assets	$34.7	$42.1	$42.8

Future amortization expense of intangible assets as of December 31, 2025 is estimated to be as follows (in millions):

Years Ended December 31,	Amortization Expense
2026	$31.4
2027	30.9
2028	30.4
2029	30.3
2030	17.7
Thereafter	12.7
Total	$153.4
5.    ACCRUED LIABILITIES
Accrued liabilities consist of the following:

	December 31,
(in millions)	2025	2024
Employee compensation and benefits	$51.2	$57.4
Accrued taxes payable	5.7	5.1
Refunds payable and reserves	19.9	19.9
Accrued royalties	4.7	6.5
Escrow liability	—	7.5
Other accrued liabilities	15.4	22.6
Total accrued liabilities	$96.9	$119.0
Revenue is constrained in anticipation of requests for refunds of payments made previously by insurance carriers. The following table summarizes the balance and activity of the refunds payable and reserves for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in millions)	2025	2024
Beginning balance	$19.9	$20.1
Recoupments paid	(7.3)	(11.3)
Additions to the reserve	7.3	11.1
Ending balance	$19.9	$19.9
6.    LONG-TERM DEBT
The Company's long-term debt at December 31, 2025 consisted of the following amounts:

	Years Ended December 31,
(in millions)	2025	2024
Long-term debt	$125.0	$40.5
Accrued exit fee	3.8	—
Unamortized debt discount and issuance costs	(8.9)	(0.9)
Total Long-term debt, net	$119.9	$39.6

On July 31, 2025 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at the election of the Company, subject to the timing and terms specified in the Credit Agreement, on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (the "Credit Facility"). The Company incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method. On January 5, 2026, the Company and the Administrative Agent entered into the First Amendment to Credit Agreement for certain cash management matters.

The proceeds of the Credit Facility were or will be used for the working capital needs and general corporate purposes of the Company and its subsidiaries. Concurrent with the new Credit Facility, the Company used $60.2 million of the proceeds to repay its previous debt facility, an asset-based revolving credit facility (the “ABL Facility”), in full and terminated the ABL Facility agreement.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). All repayments are subject to the accrued exit fee. The Company may also elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate (SOFR) Rate and 2.5% plus (y) an applicable margin of 6.5%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, the Company is required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period, through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of December 31, 2025 was 10.4%.

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

The Credit Facility requires the Company and its subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615 million and increasing quarterly to $974 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. The Company was in compliance with all applicable covenants under the Credit Agreement for the year ended December 31, 2025.

The Company had long-term debt of $39.6 million under the ABL Facility at December 31, 2024, net of $0.9 million of debt issuance costs.
7.    PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at December 31, 2025, and December 31, 2024.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share.

In November 2023, the Company completed an underwritten public offering in which it sold 7.4 million shares of its common stock at a price of $17.00 per share, for gross proceeds of $126.5 million and net proceeds of $117.6 million.
There were 93.5 million and 91.3 million shares of common stock issued and outstanding at December 31, 2025, and 2024, respectively.
Shares of common stock issued and outstanding

	Years Ended December 31,
(in millions)	2025	2024	2023
Beginning common stock issued and outstanding	91.3	89.9	81.2
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plans	2.2	1.4	1.3
Common stock issued for public offering	—	—	7.4
Common stock issued and outstanding at end of period	93.5	91.3	89.9
8.    STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Board of Directors, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 5, 2025, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 6.5 million shares. As of December 31, 2025, the Company had 5.3 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.
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
The performance and market conditions associated with PSU awards granted during the year ended December 31, 2025 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for the relative total stockholder return metric is January 1, 2025 through December 31, 2027, and the revenue and adjusted earnings per share metrics will be measured based on fiscal year 2027 results. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represent market conditions and, accordingly, the estimated fair value of such awards is recognized over the performance period.
During the year ended December 31, 2025, the Company granted stock-based awards to the Company's new Chief Commercial Officer as an inducement material to his commencement of employment and entry into an employment agreement with the Company. The inducement awards were made in accordance with Nasdaq Stock Market rules and were not made under the 2017 Plan. The inducement awards are included in the tables below.

Stock Options
A summary of the stock option activity under the Company's inducement awards for the year ended December 31, 2025 is as follows:

(number of shares in millions)	Number of shares	Weighted average exercise price	Weighted average remaining contractual life (years)
Options outstanding at December 31, 2024	0.7	$13.38
Options outstanding at December 31, 2025	0.7	13.38	0.58
Options exercisable at December 31, 2025	0.5	13.38	0.58
Options vested and expected to vest	0.2	$13.38	0.58
There were no options granted during the years ended December 31, 2025, 2024, and 2023.
Restricted Stock Units
A summary of the RSU awards activity under the Company's equity plans and inducement awards, including PSU awards, for the year ended December 31, 2025 is as follows:

(number of shares in millions)	Number of shares	Weighted average grant date fair value
RSUs unvested and outstanding at December 31, 2024	5.3	$23.66
RSUs granted	4.9	$6.59
Less:
RSUs vested	(2.1)	$23.72
RSUs canceled	(1.0)	$13.61
RSUs unvested and outstanding at December 31, 2025	7.1	$11.27
The weighted average grant-date fair value of RSUs granted during the years ended December 31, 2025, 2024, and 2023, was $6.59, $22.09, and $23.02, respectively.
The fair value of RSUs that vested during the years ended December 31, 2025, 2024, and 2023, was $49.1 million, $37.9 million, and $30.5 million, respectively.
Stock-based compensation expense recognized and included in the Consolidated Statements of Operations was allocated as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Cost of revenue	$1.2	$1.6	$1.4
Research and development expense	6.6	8.8	4.0
Sales and marketing expense	5.3	9.0	7.2
General and administrative expense	22.1	30.4	28.1
Total stock-based compensation expense	$35.2	$49.8	$40.7
As of December 31, 2025, there was $38.1 million of total unrecognized stock-based compensation expense that will be recognized over a weighted-average period of 2.0 years. The Company recognizes forfeitures as they occur.

The aggregate intrinsic value of options outstanding, aggregate intrinsic value of options that are fully vested and aggregate intrinsic value of RSUs vested and expected to vest is as follows:

(in millions)	December 31, 2025
Aggregate intrinsic value of options outstanding	$—
Aggregate intrinsic value of options fully vested	—
Aggregate intrinsic value of RSUs outstanding	43.7
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Board of Directors of the Company on September 23, 2021 and the stockholders on June 2, 2022 (the “Amended and Restated 2012 Purchase Plan”), under which 4.0 million shares of common stock were authorized for issuance. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2025 started on December 1, 2024 and ended on May 31, 2025. The second offering period of 2025 began on June 1, 2025 and ended on November 30, 2025. As of December 31, 2025, no shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation expense associated with, the Amended and Restated 2012 Purchase Plan for the periods reported are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Shares purchased under the plan	0.9	0.4	0.4
Plan compensation expense	$1.0	$2.1	$2.2
The fair value of shares issued under the Amended and Restated 2012 Purchase Plan that was in effect for each period reported was calculated using the Black‑Scholes option-pricing model using the weighted-average assumptions below. Each of these inputs is subjective and its determination generally requires significant judgment.

	Years Ended December 31,
	2025	2024	2023
Risk-free interest rate	4.3%	5.3%	5.1%
Expected dividend yield	—%	—%	—%
Expected life (in years)	0.5	0.5	0.5
Expected volatility	75%	50%	56%
9.    INCOME TAXES
Income tax expense (benefit) consists of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
Current:
Federal	$(31.5)	$3.4	$3.4
State	1.1	1.5	1.8
Foreign	(0.2)	1.2	0.2
Total current	(30.6)	6.1	5.4
Deferred:
Federal	(35.3)	(15.5)	(51.8)
State	(2.5)	(5.5)	(5.2)
Foreign	0.4	3.1	0.1
Change in valuation allowance	38.8	15.6	52.6
Total deferred	1.4	(2.3)	(4.3)
Total income tax (benefit) expense	$(29.2)	$3.8	$1.1

Loss before income taxes consists of the following:

	Years Ended December 31,
(in millions)	2025	2024	2023
United States	$(394.6)	$(125.4)	$(263.2)
Foreign	(0.5)	1.9	1.0
Total	$(395.1)	$(123.5)	$(262.2)
The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 1 - Organization and Summary of Significant Accounting Policies - Recent accounting pronouncements for additional details on the adoption of ASU 2023-09.
The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows:

	Year Ended December 31,
(in millions)	2025
Federal income tax benefit at the statutory rate	(83.0)	21.0%
State and local income taxes, net of federal tax effect(1)	0.6	(0.1)%
Foreign tax effects:
Other foreign jurisdictions
Statutory tax rate difference from United States	0.1	—%
Change in valuation allowance	(0.4)	0.1%
Tax credits	(2.5)	0.6%
Changes in valuation allowance	35.0	(8.9)%
Nontaxable/nondeductible items:
Incentive stock option and ESPP Expense	3.5	(0.9)%
Non-deductible officer compensation	3.0	(0.8)%
Changes in unrecognized tax benefits	(28.2)	7.2%
Impairments	39.1	(9.9)%
Other, net	3.6	(0.9)%
Total income tax benefit	(29.2)	7.4%
(1) 2025 State taxes in Louisiana, North Carolina, Alabama, Tennessee, Illinois, and New York made up the majority (greater than 50%) of the tax effect in this category.

As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

(in millions)	2024		2023
Federal income tax benefit at the statutory rate	$(25.9)	21.0%	$(54.9)	21.0%
State income taxes, net of federal benefit	(2.4)	1.9%	(4.1)	1.6%
Research and development credits	(0.4)	0.3%	(1.6)	0.6%
Uncertain tax positions	2.8	(2.3)%	3.7	(1.4)%
Stock-based incentive awards	0.8	(0.6)%	1.2	(0.5)%
Foreign rate differential	3.3	(2.7)%	(0.4)	0.2%
Change in valuation allowance	15.7	(12.7)%	52.6	(20.1)%
Non-deductible officer compensation	3.9	(3.2)%	3.0	(1.1)%
Acquisitions and dispositions	5.1	(4.1)%	0.1	—%
Other, net	0.9	(0.7)%	1.5	(0.7)%
Total income tax expense	$3.8	(3.1)%	$1.1	-0.4%
The significant components of the Company’s deferred tax assets and liabilities were comprised of the following:

	December 31,
(in millions)	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$82.5	$62.7
Stock compensation expense	5.6	6.6
Research and development credits	22.0	20.6
Lease liability	21.8	24.4
Capitalized research and development costs	37.1	54.3
Accrued expenses and liabilities	10.4	16.5
Other, net	3.8	—
Total gross deferred tax assets	183.2	185.1
Less valuation allowance	(150.8)	(111.9)
Total deferred tax assets	32.4	73.2
Deferred tax liabilities:
Intangible assets	17.0	55.5
Lease right-of-use assets	11.9	13.3
Property, plant and equipment	3.2	3.2
Other, net	—	0.8
Total deferred tax liabilities	32.1	72.8
Net deferred tax asset	$0.3	$0.4
The Company incurred a loss in the current year and the two preceding years, resulting in a three-year cumulative loss. Pursuant to ASC 740, Income Taxes ("ASC 740"), a company that is in a cumulative loss position must consider the weight of this significant negative evidence together with the weight of other positive and negative evidence that is available to determine the realizability of deferred tax assets and that overcoming negative evidence such as cumulative losses in recent years is difficult. Due to significant negative evidence and the lack of sufficient positive evidence, the Company has applied a valuation allowance to the majority of its deferred tax assets, leaving a remaining deferred tax asset balance of $0.3 million. For those foreign entities for which an election has been made to be treated as disregarded for U.S. tax purposes, the appropriate U.S. jurisdiction deferred tax assets and liabilities have been recorded.

At December 31, 2025, the Company had the following net operating loss and research credit carryforwards (tax effected), with their respective expiration periods. Certain carryforwards are subject to the limitations of Section 382 and 383 of the Internal Revenue Code as indicated:

Carryforwards (in millions)	Amount	Subject to Sections 382, 383	Expires beginning in year	Through
Federal net operating loss	$60.9	Yes	2033	Indefinite
Federal capital loss	13.8	No	2026	2029
Utah net operating loss	0.9	No	Indefinite	Indefinite
California net operating loss	5.8	Yes	2029	2045
Other state net operating loss	6.8	Yes	Various	Various
Foreign net operating losses (various jurisdictions)	4.0	No	Various	Various
Federal research credit	12.5	Yes	2036	2045
Utah research credit	3.8	No	2025	2039
California research credit	5.8	No	Indefinite	Indefinite
The Company provides for uncertain tax positions when such tax positions do not meet the recognition thresholds or measurement criteria as set forth in ASC 740. As of December 31, 2025, the Company had net unrecognized tax benefits of $22.1 million. The Company’s gross unrecognized tax benefits as of the years ended December 31, 2025, 2024, and 2023, and the changes in those balances are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Unrecognized tax benefits at the beginning of period	$51.7	$48.1	$43.9
Gross increases - current year tax positions	0.8	1.0	0.8
Gross increases - prior year tax positions	2.1	2.6	3.6
Gross decreases - prior year tax positions	—	—	(0.2)
Gross decreases - statute lapse	(3.0)	—	—
Gross decreases - settlements	(29.5)	—	—
Unrecognized tax benefits at end of year	$22.1	$51.7	$48.1
In 2022, the Company filed a U.S. federal tax return reflecting an uncertain tax position that was not recorded as a tax benefit or deferred tax asset in the financial statements. The related unrecognized tax benefit of $12.5 million, however, has been included in the table above. Interest and penalties related to uncertain tax positions are included as a component of Income tax (benefit) expense and all other interest and penalties are included as a component of Other income (expense) in the Consolidated Statements of Operations. As of December 31, 2024, and 2023, the Company had accrued $8.8 million, and $6.4 million of interest and penalties, respectively, which are included in income tax expense. The Company had no accrual for interest and penalties as of December 31, 2025. For the year ended December 31, 2025, unrecognized tax benefits, if recognized, would have an immaterial effect on the effective tax rate, while for the years ended December 31, 2024, and 2023, $32.7 million and $30.2 million, respectively, of the unrecognized tax benefits, if recognized, would affect the effective tax rate.
The Company is subject to taxation in the United States and various other state and foreign jurisdictions. As of December 31, 2025, the statutes of limitations for the assessment of federal, state, and foreign income taxes are closed for the years before 2016, 2008, and 2016, respectively. During the year ended December 31, 2025, the Company was notified by the Joint Committee on Taxation that it had concluded its review of these tax refund claims. The Company remeasured or released the unrecognized benefits, resulting in a discrete tax benefit of $32.5 million, of which $29.5 million related to a refund claim and $3.0 million related to the lapse of the statute of limitations.
One Big Beautiful Bill Act
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, enacting significant changes to the U.S. federal tax code. The Company evaluated the potential effects of this legislation on its financial position and results of operations. Based on this assessment, the new law did not have a material impact on the Company's current or net deferred tax balances.

10.    COMMITMENTS AND CONTINGENCIES
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
As of December 31, 2025, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
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
11.    LEASES
The Company leases certain office spaces, research and development laboratory facilities, and office equipment with remaining lease terms ranging from approximately one to 13 years. These leases require monthly lease payments that may be subject to annual increases throughout the lease term. Certain of these leases also include renewal options, which allow the Company, at its election, to renew or extend the lease for a fixed period of time. These optional periods have not been considered in the determination of the ROU assets or lease liabilities associated with these leases when the Company did not consider it reasonably certain it would exercise the options.

The Company previously amended the lease for its West Salt Lake City facility to include approximately 63,000 additional square feet of laboratory space in anticipation of future operating needs. The lease has a term of 12 years and ends coterminous with the rest of the lease. The amendment commenced in fiscal year 2026 with future rent payments totaling $18.2 million.
The majority of the Company's identified leases are operating leases. For the year ended December 31, 2025, the Company incurred $17.3 million in operating lease costs which are included in Operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $3.5 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The variable rent expense is comprised primarily of the Company's proportionate share of operating expenses, property taxes, and insurance and is classified as lease expense due to the Company's election to not separate lease and non-lease components. For the year ended December 31, 2024, the Company incurred $21.0 million in lease costs which are included in Operating expenses in the Consolidated Statements of Operations in relation to these operating leases. Of such lease costs, $5.0 million was variable lease expense, which was not included in the measurement of the Company's operating ROU assets and lease liabilities. The Company's finance leases are immaterial.
As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Year Ended (in millions):
2026	$12.5
2027	12.8
2028	13.0
2029	12.7
2030	11.8
Thereafter	62.0
Total future lease payments	124.8
Less: amounts representing interest	34.9
Present value of future lease payments	89.9
Less: current maturities of operating lease liabilities	(6.9)
Noncurrent operating lease liabilities	$83.0
As of December 31, 2025, the weighted average remaining lease term is 9.0 years and the weighted average discount rate used to determine the operating lease liability was 6.6%.
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
12.    EMPLOYEE DEFERRED SAVINGS PLAN
The Company has a deferred savings plan which qualifies under Section 401(k) of the Internal Revenue Code. Substantially all of the Company’s U.S. employees are covered by the plan. The Company makes matching contributions of 50.0% of each employee’s contribution with the employer’s contribution not to exceed 4.0% of the employee’s compensation.
The Company’s recorded contributions to the plan are as follows:

	Years Ended December 31,
(in millions)	2025	2024	2023
Deferred savings plan contributions	$10.4	$10.3	$10.0

13.    SEGMENT AND RELATED INFORMATION
The Company’s business is aligned with how the Chief Operating Decision Maker (the "CODM") reviews performance and makes decisions in managing the Company. The Company has identified the President and Chief Executive Officer as the CODM. The CODM regularly reviews consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. Accordingly, the Company has determined that it operates as a single operating segment.
The Company has identified consolidated net income (loss) as the measure of segment profitability. The significant expenses and other segment expenses presented to the CODM are at the same level as presented in Consolidated Statement Operations in these financial statements.
Substantially all of the Company’s long-lived assets are located in the United States. Long-lived assets located outside the United States were not material for the periods presented.
14.    SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the respective periods are as follows:

	December 31,
(in millions)	2025	2024	2023
Cash paid for interest	8.4	1.9	1.4
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$2.2	$3.1	$(31.0)
Operating lease liabilities	(2.2)	(3.1)	36.7
Purchases of Property, plant and equipment and capitalization of internal-use software in Accounts payable and Accrued liabilities	5.2	6.4	6.9

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
As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). We have evaluated the effectiveness of our internal control over financial reporting as of the end of the period covered by this Annual Report on Form 10-K, with the participation of our Chief Executive Officer and Chief Financial Officer, as well as other key members of our management. Based on this assessment, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included elsewhere herein.
3.     Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter or year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.    Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Myriad Genetics, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Myriad Genetics, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Myriad Genetics, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 24, 2026

Item 9B.    OTHER INFORMATION
Rule 10b5-1 Trading Plans
On November 19, 2025, Rashmi Kumar, a member of our Board of Directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 15,000 shares of our common stock. The plan expires on the earlier of (i) the date all of the shares under the plan have been sold and (ii) September 30, 2026.
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

PART III
Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Management and Corporate Governance,” “Delinquent Section 16(a) Reports,” if applicable, “Corporate Code of Conduct” and “Insider Trading Policy and Policy Regarding Hedging and Other Prohibited Transactions” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 4, 2026.
Item 11.    EXECUTIVE COMPENSATION
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Compensation Discussion and Analysis,” “Pay Versus Performance,” “Management and Corporate Governance – Committees of the Board of Directors and Meetings – Compensation and Human Capital Committee Interlocks and Insider Participation,” “Compensation and Human Capital Committee Report” and “Management and Corporate Governance – Board’s Role in the Oversight of Risk Management” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 4, 2026.
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The response to this item is incorporated by reference from the discussion responsive thereto under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Discussion and Analysis – Equity Compensation Plan Information” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 4, 2026.
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The response to this item is incorporated by reference from the discussion responsive thereto under the caption “Certain Relationships and Related Person Transactions” and “Management and Corporate Governance – Director Independence” in our Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held on June 4, 2026.
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The response to this item is incorporated by reference from the discussion responsive thereto in the proposal entitled “Selection of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2026 Annual Meeting of the Stockholders expected to be held on June 4, 2026.

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
3.    Exhibits

Exhibit Number		Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1		Restated Certificate of Incorporation, as amended		10-Q (Exhibit 3.1)	8/4/2023	000-26642
3.2		Restated By-Laws		8-K (Exhibit 3.1)	10/15/2020	000-26642
4.1		Specimen Common Stock Certificate		10-K (Exhibit 4.1)	8/15/2011	000-26642
4.2		Description of Securities		10-KT (Exhibit 4.2)	3/16/2021	000-26642

Lease Agreements

10.1	.1	Lease Agreement, dated February 9, 2022, between Myriad Genetics, Inc. and Bay Bridge/Corporate, LLC		10-K (Exhibit 10.4.1)	2/28/2024	000-26642
	.2	Second Amendment to Building D Lease Agreement, dated April 10, 2024, between Myriad Genetics, Inc. and ATP SLC D, LLC		10-K (Exhibit 10.4.2)	2/28/2025	000-26642
10.2		Lease, effective December 7, 2021, between Myriad Women's Health, Inc. and Bayside Area Development, LLC		10-K (Exhibit 10.5)	2/28/2024	000-26642
10.3	.1	Lease Agreement, dated December 1, 2012, by and between Assurex Health, Inc. and the City of Mason, Ohio		10-K (Exhibit 10.6.1)	2/28/2025	000-26642
	.2	Fifth Addendum to Lease Agreement, dated February 20, 2025, between Assurex Health, Inc. and the City of Mason, Ohio		10-K (Exhibit 10.6.2)	2/28/2025	000-26642

Agreements with Executive Officers and Directors

10.4		Non-Employee Director Compensation Policy (effective June 2025)+		10-Q (Exhibit 10.4)	8/6/2025	000-26642
10.5		Form of Director and Executive Officer Indemnification Agreement+		10-K (Exhibit 10.34)	8/25/2009	000-26642
10.6		Form of Severance and Change in Control Agreement+		8-K (Exhibit 10.1)	10/15/2020	000-26642
10.7		Performance-Based Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.4)	11/9/2020	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.8	Non-Qualified Stock Option Agreement between the Registrant and Paul J. Diaz dated August 13, 2020+		10-Q (Exhibit 10.5)	11/9/2020	000-26642
10.9	Consulting Agreement, dated February 24, 2025, by and between the Company and Paul J. Diaz		8-K (Exhibit 10.5)	2/24/2025	000-26642
10.10	Executive Employment Agreement, dated October 17, 2023, between Myriad Genetics, Inc. and Samraat S. Raha+		10-Q (Exhibit 10.2)	11/7/2023	000-26642
10.11	Chief Operating Officer Severance and Change of Control Agreement, dated December 11, 2023, by and between Myriad Genetics, Inc. and Samraat S. Raha+		10-K (Exhibit 10.16)	2/28/2024	000-26642
10.12	Amended and Restated Employment Agreement, dated February 24, 2025, between Myriad Genetics, Inc. and Samraat S. Raha+		8-K (Exhibit 10.1)	2/24/2025	000-26642
10.13	Chief Executive Officer Severance and Change of Control Agreement, dated February 24, 2025, by and between Myriad Genetics, Inc. and Samraat S. Raha+		8-K (Exhibit 10.2)	2/24/2025	000-26642
10.14	Employment Agreement, dated February 24, 2025, by and between the Company and Mark S. Verratti+		8-K (Exhibit 10.3)	2/24/2025	000-26642
10.15	Severance and Change of Control Agreement, dated February 24, 2025, by and between the Company and Mark S. Verratti+		8-K (Exhibit 10.4)	2/24/2025	000-26642
10.16	Restricted Stock Unit Agreement, dated May 1, 2025, by and between the Company and Brian Donnelly+		10-Q (Exhibit 10.9)	5/7/2025	000-26642
10.17	Performance-Based Restricted Stock Unit Agreement, dated May 1, 2025, by and between the Company and Brian Donnelly+		10-Q (Exhibit 10.10)	5/7/2025	000-26642
10.18	Separation Agreement and Release of Claims, dated October 1, 2025, by and between the Company and Scott J. Leffler+		8-K (Exhibit 10.1)	10/7/2025	000-26642
10.19	Executive Employment Agreement, dated August 14, 2025, by and between the Company and Benjamin R. Wheeler+		10-Q (Exhibit 10.4)	11/4/2025	000-26642

Equity Compensation Plans

10.20	2017 Employee, Director and Consultant Equity Incentive Plan, as amended (June 5, 2025)+		8-K (Exhibit 10.1)	6/5/2025	000-26642
10.21	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (Director)+		10-K (Exhibit 10.11)	8/13/2020	000-26642
10.22	Form of Restricted Stock Unit Agreement under the 2017 Equity Incentive Plan (Employee)+		10-Q (Exhibit 10.1)	5/4/2023	000-26642
10.23	Amended and Restated 2012 Employee Stock Purchase Plan+		8-K (Exhibit 10.1)	6/2/2022	000-26642

Exhibit Number	Exhibit Description	Filed with this Report	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Credit Agreement

10.24
Credit Agreement, dated July 31, 2025, among Myriad Genetics, Inc., the lenders from time to time party thereto, and Orbimed Royalty and Credit Opportunities IV, LP, as initial lender and administrative agent
			8-K (Exhibit 10.1)	7/31/2025	000-26642
10.25
Pledge and Security Agreement, dated July 31, 2025, among Myriad Genetics, Inc., each of the other Guarantors and Orbimed Royalty and Credit Opportunities IV, LP, as administrative agent for the secured parties
			8-K (Exhibit 10.2)	7/31/2025	000-26642
10.26	First Amendment to Credit Agreement, dated January 5, 2026, among Myriad Genetics Inc., the lenders party thereto, and Orbimed Royalty and Credit Opportunities IV, LP, as administrative agent	X

Other Exhibits

19	Insider Trading Policy		10-K (Exhibit 19)	2/28/2025	000-26642

21.1	List of Subsidiaries of the Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP)	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	Clawback Policy		10-K (Exhibit 97.1)	2/28/2024	000-26642

101
The following materials from Myriad Genetics, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements. Inline XBRL Instance Document – Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X
(+)    Management contract or compensatory plan arrangement.

Item 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2026.

MYRIAD GENETICS, INC.

By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below and on the dates indicated.

Signatures		Title	Date
President, Chief Executive Officer and Director (Principal Executive Officer)
By:	/s/ Samraat S. Raha		February 24, 2026
Samraat S. Raha
Chief Financial Officer (Principal Financial and Accounting Officer)
By:	/s/ Benjamin R. Wheeler		February 24, 2026
Benjamin R. Wheeler

By:	/s/ S. Louise Phanstiel	Chair of the Board	February 24, 2026
S. Louise Phanstiel

By:	/s/ Paul Bisaro	Director	February 24, 2026
Paul Bisaro

By:	/s/ Heiner Dreismann	Director	February 24, 2026
Heiner Dreismann, Ph.D.

By:	/s/ Rashmi Kumar	Director	February 24, 2026
Rashmi Kumar

By:	/s/ Lee N. Newcomer	Director	February 24, 2026
Lee N. Newcomer, M.D.

By:	/s/ Colleen F. Reitan	Director	February 24, 2026
Colleen F. Reitan

By:	/s/ Daniel M. Skovronsky	Director	February 24, 2026
Daniel M. Skovronsky, M.D., Ph.D.

By:	/s/ Mark S. Davis	Director	February 24, 2026
Mark S. Davis