Form 10-Q
period 2026-03-31
MYRIAD GENETICS INC
filed 2026-05-06
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, the registrant had 94,448,210 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$124.4	$149.6
Trade accounts receivable	123.8	115.3
Inventory	27.9	30.6
Prepaid taxes	2.0	12.0
Prepaid expenses and other current assets	34.7	25.1
Total current assets	312.8	332.6
Operating lease right-of-use assets	51.0	49.4
Property, plant and equipment, net	111.5	114.0
Intangible assets, net	145.7	153.4
Goodwill	47.1	51.6
Other assets	5.6	5.6
Total assets	$673.7	$706.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32.6	$30.0
Accrued liabilities	90.5	96.9
Current maturities of operating lease liabilities	7.1	6.9
Total current liabilities	130.2	133.8
Long-term debt	120.3	119.9
Noncurrent operating lease liabilities	84.1	83.0
Other long-term liabilities	1.7	1.9
Total liabilities	336.3	338.6
Commitments and contingencies
Stockholders’ equity:
Common stock, 94.4 and 93.5 shares outstanding at March 31, 2026 and December 31, 2025, respectively	0.9	0.9
Additional paid-in capital	1,492.6	1,489.0
Accumulated other comprehensive income	0.7	0.8
Accumulated deficit	(1,156.8)	(1,122.7)
Total stockholders' equity	337.4	368.0
Total liabilities and stockholders’ equity	$673.7	$706.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended March 31,
	2026	2025
Revenue	$200.4	$195.9
Cost of revenue	62.8	61.7
Gross profit	137.6	134.2

Costs and expenses:
Research and development expense	27.1	27.5
Sales and marketing expense	73.6	69.2
General and administrative expense	62.2	66.5
Goodwill and long-lived asset impairment charges	5.4	—
Total operating expenses	168.3	163.2
Operating loss	(30.7)	(29.0)
Other income (expense):
Interest income	0.7	0.3
Interest expense	(4.1)	(0.8)
Other	—	0.1
Total other expense, net	(3.4)	(0.4)
Loss before income tax	(34.1)	(29.4)
Income tax benefit	—	29.3
Net loss	$(34.1)	$(0.1)
Net loss per share:
Basic and diluted	$(0.36)	$—
Weighted average shares outstanding:
Basic and diluted	93.7	91.4
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)
(in millions)

	Three months ended March 31,
	2026	2025
Net loss	$(34.1)	$(0.1)
Change in foreign currency translation adjustment, net of tax	(0.1)	0.2
Comprehensive income (loss)	$(34.2)	$0.1
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(5.8)	—	—	(5.8)
Stock-based compensation expense	—	9.5	—	—	9.5
Net loss	—	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT MARCH 31, 2025	$0.9	$1,461.5	$(0.6)	$(756.9)	$704.9

BALANCES AT DECEMBER 31, 2025	$0.9	$1,489.0	$0.8	$(1,122.7)	$368.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.9)	—	—	(2.9)
Stock-based compensation expense	—	6.5	—	—	6.5
Net loss	—	—	—	(34.1)	(34.1)
Other comprehensive loss, net of tax	—	—	(0.1)	—	(0.1)
BALANCES AT MARCH 31, 2026	$0.9	$1,492.6	$0.7	$(1,156.8)	$337.4
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34.1)	$(0.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12.5	14.4
Non-cash lease expense	1.0	2.8
Stock-based compensation expense	6.5	9.5
Unrecognized tax benefits	—	(31.3)
Impairment of goodwill and long-lived assets	5.4	—
Other non-cash adjustments	1.2	0.5
Changes in assets and liabilities:
Prepaid expenses and other current assets	(9.7)	(2.2)
Trade accounts receivable	(8.7)	0.8
Inventory	2.7	(0.9)
Prepaid taxes	10.0	2.1
Other assets	(0.5)	0.5
Accounts payable	5.4	—
Accrued liabilities	(7.4)	(12.4)
Net cash used in operating activities	(15.7)	(16.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5.4)	(5.3)
Capitalization of intangible assets	(1.1)	(3.0)
Net cash used in investing activities	(6.5)	(8.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withheld for common stock issued under stock-based compensation plans	(2.9)	(5.8)
Proceeds from revolving credit facility	—	40.0
Repayment of revolving credit facility	—	(20.5)
Payment on finance leases	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(3.0)	13.6
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.1
Net decrease in cash, cash equivalents, and restricted cash	(25.3)	(10.9)
Cash, cash equivalents, and restricted cash at beginning of the period	151.3	111.9
Cash, cash equivalents, and restricted cash at end of the period	$126.0	$101.0
See accompanying notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.BASIS OF PRESENTATION
Myriad Genetics, Inc. (together with its subsidiaries, the “Company” or “Myriad”) is a leading molecular diagnostics and precision medicine company committed to advancing health and well-being for all. The Company develops and commercializes molecular tests that help patients and providers uncover genetic insights. Myriad tests assess the risk of developing disease or disease progression and guide treatment decisions across medical specialties where molecular insights can significantly improve patient care, support earlier detection, enable more precise treatment and contribute to lowering healthcare costs. The Company’s principal executive office is located in Salt Lake City, Utah.
The accompanying Condensed Consolidated Financial Statements for the Company have been prepared in accordance with United States ("U.S.") generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying financial statements contain all adjustments (consisting of normal and recurring accruals) necessary to present fairly all financial statements in accordance with GAAP. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”).
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance in ASU 2025-07 refines the scope of derivative accounting under Accounting Standards Codification ("ASC") 815 by expanding an existing scope exception to exclude certain non-exchange traded contracts with underlyings based on the operations or activities of one of the contract parties from derivative classification. The ASU also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.
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
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the Company's total assets, total liabilities, stockholders' equity, net loss, comprehensive income (loss) or cash flows.

2.REVENUE
The Company primarily generates revenue by performing molecular diagnostic testing, primarily derived from the following categories of products: Cancer Care Continuum (MyRisk, BRACAnalysis CDx, MyChoice CDx, Prolaris, Precise Tumor, and Precise MRD), Prenatal Health (Foresight, Prequel, FirstGene and SneakPeek), and Mental Health (GeneSight). Revenue is recorded at the estimated transaction price. Control is transferred and revenue is recognized once test results are released to the healthcare provider and/or patient.
During the current period, the Company updated the presentation of its product categories. Certain products previously presented within separate Hereditary Cancer and Tumor Profiling categories are now collectively reported within the Cancer Care Continuum category.
The following table presents details regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three months ended March 31,
	2026			2025
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Cancer Care Continuum	$106.8	$13.4	$120.2	$101.4	$14.2	$115.6
Prenatal Health	41.9	—	41.9	49.2	0.1	49.3
Mental Health	38.3	—	38.3	31.0	—	31.0
Total revenue	$187.0	$13.4	$200.4	$181.6	$14.3	$195.9
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
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing bills or denying payment for tests that the Company has performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three months ended March 31, 2026 and 2025, the impact of the amounts to be recognized for tests in which the performance obligation was met in a prior period was not material to the Condensed Consolidated Statements of Operations.
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
Level 3—unobservable inputs.
The carrying amounts of certain financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses—approximate their fair values due to their short-term maturities. Additionally, the carrying value of our long-term debt as of March 31, 2026, approximates its fair value due to the debt’s floating interest rate based on prevailing market rates. The Company's fair value measurements related to impairment testing for goodwill and certain intangible assets were determined using Level 3 unobservable inputs; see Note 5, "Goodwill and Intangible Assets" for further discussion.

4.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at March 31, 2026 and December 31, 2025 were as follows:

(in millions)	March 31, 2026	December 31, 2025
Leasehold improvements	$80.5	$80.4
Equipment	121.5	121.5
Property, plant and equipment, gross	202.0	201.9
Less accumulated depreciation	(90.5)	(87.9)
Property, plant and equipment, net	$111.5	$114.0

The Company recorded depreciation during the respective periods as follows:

	Three months ended March 31,
(in millions)	2026	2025
Depreciation expense	$4.7	$5.1
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are as follows:

(in millions)	Total
Beginning balance	$51.6
Goodwill impairment	(4.5)
Ending balance	$47.1
During the three months ended March 31, 2026, the Company experienced a sustained decline in its share price and market capitalization and identified this decline as a triggering event that required an interim goodwill impairment test.
In response to the triggering event, the Company estimated the fair values of each of its reporting units as of March 31, 2026 using both the market approach, applying an observable multiple of revenue based on guideline public companies, and the income approach. The income approach considered projected revenue and profitability of each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17% for the Women's Health reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling the values to the Company's enterprise value and market capitalization, including the consideration of a control premium. Accordingly, this fair value measurement is classified as Level 3 in the fair value hierarchy because it is based primarily upon unobservable inputs that reflect management's assumptions.
As a result of the impairment test, during the three months ended March 31, 2026, the Company recognized a goodwill impairment charge of $4.5 million attributable to the Women's Health reporting unit, reducing the carrying value of goodwill for the reporting unit to its estimated fair value of zero. The goodwill impairment charge is reflected within Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations. The Company determined that the goodwill balances for the Mental Health and International reporting units were not impaired. The remaining goodwill value of $47.1 million consists of $29.8 million for the Mental Health reporting unit and $17.3 million for the International reporting unit.
Management will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At March 31, 2026
Developed technologies	$475.0	$(358.7)	$116.3
Internal-use software	21.9	(5.5)	16.4
Trademarks	2.0	(1.6)	0.4
Licensed technologies	4.5	(0.5)	4.0
Internal-use software (in-process)	8.6	—	8.6
Total intangible assets	$512.0	$(366.3)	$145.7

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2025
Developed technologies	$475.9	$(352.2)	$123.7
Internal-use software	21.9	(4.3)	17.6
Customer relationships	2.1	(1.6)	0.5
Trademarks	4.5	(0.4)	4.1
Internal-use software (in-process)	7.5	—	7.5
Total intangible assets	$511.9	$(358.5)	$153.4
The Company recorded amortization expenses during the respective periods for these intangible assets as follows:

	Three months ended March 31,
(in millions)	2026	2025
Amortization of intangible assets	$7.9	$9.4
6.ACCRUED LIABILITIES
The Company's accrued liabilities at March 31, 2026 and December 31, 2025 were as follows:

(in millions)	March 31, 2026	December 31, 2025
Employee compensation and benefits	$39.8	$51.2
Accrued taxes payable	6.6	5.7
Refunds payable and reserves	19.3	19.9
Accrued royalties	4.7	4.7
Other accrued liabilities	20.1	15.4
Total accrued liabilities	$90.5	$96.9

7.LONG-TERM DEBT
The Company's long-term debt at March 31, 2026 and December 31, 2025 consisted of the following amounts:

(in millions)	March 31, 2026	December 31, 2025
Long-term debt	$125.0	$125.0
Accrued exit fee	3.8	3.8
Unamortized debt discount and issuance costs	(8.5)	(8.9)
Total long-term debt, net	$120.3	$119.9

On July 31, 2025 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at the election of the Company, subject to the timing and terms specified in the Credit Agreement, on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (the "Credit Facility"). The Company incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method. The proceeds of the Credit Facility were used to repay and terminate the Company's previous borrowing, with the remainder designated for working capital needs and general corporate purposes. On January 5, 2026, the Company and the Administrative Agent entered into the First Amendment to Credit Agreement for certain cash management matters.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). All repayments are subject to the accrued exit fee. The Company may also elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate (SOFR) Rate and 2.5% plus (y) an applicable margin of 6.5%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, the Company is required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the Loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of March 31, 2026 and December 31, 2025 were 10.2% and 10.4%, respectively.

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

The Credit Facility requires the Company and its subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. The Company was in compliance with all applicable covenants under the Credit Agreement for the three months ended March 31, 2026.

8.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at March 31, 2026.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 94.4 million shares of common stock issued and outstanding at March 31, 2026.
Shares of Common Stock Issued and Outstanding
A summary of the changes in the issued and outstanding common stock for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
(in millions)	2026	2025
Beginning common stock issued and outstanding	93.5	91.3
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan	0.9	0.9
Common stock issued and outstanding at end of period	94.4	92.2
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
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended March 31,
(in millions)	2026	2025
Denominator:
Weighted-average shares outstanding used to compute basic EPS	93.7	91.4
Effect of dilutive shares	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	93.7	91.4
Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended March 31,
(in millions)	2026	2025
Anti-dilutive options and RSUs excluded from EPS computation	9.6	5.8
9.STOCK-BASED COMPENSATION
On November 30, 2017, the Company’s stockholders approved the adoption of the 2017 Employee, Director and Consultant Equity Incentive Plan (as amended, the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Company's Board of Directors, to make grants of restricted and unrestricted stock and stock unit awards to employees, consultants and directors. Stockholders have subsequently approved amendments to the 2017 Plan increasing the shares available to grant thereunder, including most recently at the Company's annual meeting of stockholders held on June 5, 2025, when stockholders approved an amendment to the 2017 Plan to increase the aggregate number of shares of common stock available thereunder for the granting of awards by an additional 6.5 million shares. As of March 31, 2026, the Company had 1.9 million shares of common stock available for grant under the 2017 Plan. If an RSU awarded under the 2017 Plan is cancelled or forfeited without the issuance of shares of common stock, the unissued shares that were subject to the RSU will again be available for issuance pursuant to the 2017 Plan.

On March 26, 2026, the Company's Board of Directors approved, subject to stockholder approval at the Company's Annual Meeting of Stockholders to be held on June 4, 2026 (the "2026 Annual Meeting"), the adoption of the 2026 Employee, Director and Consultant Equity Incentive Plan (the "2026 Plan"). The 2026 Plan provides for the issuance of up to 6.4 million shares of common stock, plus any shares of common stock that remain available for future grants under the 2017 Plan as of the date of the 2026 Annual Meeting that will be rolled over and become available for issuance under the 2026 Plan, up to an aggregate maximum of approximately 8.6 million shares. The 2026 Plan may also include up to a maximum of approximately 8.7 million shares of common stock that are currently subject to outstanding RSU awards under the 2017 Plan, to the extent such awards are forfeited, expire, or are cancelled without the delivery of shares on or after the date of the 2026 Annual Meeting. Upon stockholder approval of the 2026 Plan, no further awards will be granted under the 2017 Plan.
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
Stock Options
A summary of the stock option activity for the three months ended March 31, 2026 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	0.7	$13.38
Options outstanding at March 31, 2026	0.7	$13.38
Options exercisable at March 31, 2026	0.5	$13.38
As of March 31, 2026, there was no unrecognized stock-based compensation expense associated with the Company's outstanding stock options. There were no options granted during the three months ended March 31, 2026.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plans and inducement awards, including PSU awards, for the three months ended March 31, 2026 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2025	7.1	$11.27
RSUs granted	3.7	$4.83
Less:
RSUs vested	(1.6)	$17.28
RSUs canceled	(0.3)	$13.20
RSUs unvested and outstanding at March 31, 2026	8.9	$7.34
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012 and was amended and approved by the Company's Board of Directors on September 23, 2021 and the stockholders of the Company on June 2, 2022 (the "Amended and Restated 2012 Purchase Plan"), under which 4.0 million shares of common stock were authorized for issuance. On March 12, 2026, the Company's Board of Directors approved an amendment to the Amended and Restated 2012 Purchase Plan that authorizes an additional 4.0 million shares of common stock for issuance thereunder, subject to obtaining stockholder approval. The Company is seeking stockholder approval of the amendment to the Amended and Restated 2012 Purchase Plan at the 2026 Annual Meeting.

As of March 31, 2026, no shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2026 started on December 1, 2025 and will end on June 11, 2026. The second offering period of 2026 will begin on June 12, 2026 and will end on November 30, 2026. No shares were purchased under the plan in the three months ended March 31, 2026 or 2025. No compensation expense has been recognized in the three months ended March 31, 2026 related to the Amended and Restated 2012 Purchase Plan. Compensation expense was $0.5 million during the three months ended March 31, 2025 related to the Amended and Restated 2012 Purchase Plan.
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) was allocated as follows:

	Three months ended March 31,
(in millions)	2026	2025
Cost of revenue	$0.2	$0.3
Research and development expense	1.2	2.1
Sales and marketing expense	0.8	1.5
General and administrative expense	4.3	5.6
Total stock-based compensation expense	$6.5	$9.5
As of March 31, 2026, there was $47.0 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
10.INCOME TAXES
In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter. For the three months ended March 31, 2026, the income tax expense was insignificant, or approximately 0.0% of pre-tax loss, compared to $29.3 million income tax benefit, or approximately 99.7% of pre-tax loss, for the three months ended March 31, 2025.
For the three months ended March 31, 2026, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the current year increase in deferred tax assets. For the three months ended March 31, 2025, the Company’s effective tax rate differed from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act (referred to as the CARES Act) that allowed the carryback of losses related to tax years ended June 30, 2017 through June 30, 2020. During the three months ended March 31, 2025, the Company was notified by the Joint Committee on Taxation that it had concluded its review of these tax refund claims. As a result, the Company remeasured or released the unrecognized tax benefits resulting in a discrete tax benefit of $29.6 million.
11.LEASES
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

The Company previously amended the lease for its west Salt Lake City headquarters in 2024 to expand the facility in anticipation of future operating needs. During the three months ended March 31, 2026, the Company took possession of the remaining square footage of the west Salt Lake City facility and recognized an additional $2.7 million right-of-use asset and corresponding lease liability, net of tenant improvement allowance not yet received of approximately $6.5 million. Future rent payments associated with the expanded space are approximately $18.2 million.
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
As of March 31, 2026, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
Qui Tam Lawsuit
In June 2023, the Company received a civil investigative demand pursuant to the False Claims Act from the U.S. Department of Justice concerning whether the Company offered or paid remuneration to physicians at Carolina Urology Partners, PLLC, in exchange for referrals. The Department of Justice subsequently requested additional documentation and information during its investigation. The Company cooperated with the Department of Justice investigation, providing the documents and information requested. On January 22, 2025, the U.S. District Court for the Western District of North Carolina unsealed a qui tam complaint, filed on November 3, 2022, against Carolina Urology Partners, PLLC, and certain of its current or former physician partners, and the Company and certain of its former employees, alleging violations of the False Claims Act. The government declined to intervene in the case. The Company was not aware of the complaint until after it was unsealed. On April 16, 2025, the Company was served with the complaint. In June 2025, the Company filed a motion to dismiss the complaint. The Company's motion to dismiss challenges the constitutionality of the qui tam provisions of the False Claims Act. Following the filing of the Company's motion to dismiss, the United States government elected to intervene in this case for the limited purpose of defending the constitutionality of the qui tam provisions of the False Claims Act.

13.SEGMENT REPORTING AND RELATED INFORMATION
The Company has identified its President and Chief Executive Officer as its Chief Operating Decision Maker (the "CODM"). The CODM regularly reviews consolidated financial information for the purposes of evaluating performance, allocating resources, setting incentive compensation targets, and planning and forecasting for future periods. In alignment with how the CODM reviews performance and makes decisions in managing the Company, the Company has determined that it operates as a single operating segment.
The Company has identified consolidated net income (loss) as the measure of segment profitability. The significant expenses and other segment expenses presented to the CODM are at the same level as presented in the Condensed Consolidated Statements of Operations.
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Cash paid for income taxes, net of refunds received	$(11.5)	$0.3
Cash paid for interest	3.3	0.5
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$2.7	$1.2
Operating lease liabilities	(2.7)	(1.2)
Tenant improvement allowance not yet received	6.5	—
Purchases of property, plant and equipment and capitalization of intangible assets in accounts payable and accrued liabilities	1.9	4.2
Cash paid for income taxes, net of refunds received, includes $11.7 million in income tax refunds received during the three months ended March 31, 2026, related to the receipt of a prior-year refund claim.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the Condensed Consolidated Balance Sheets that agrees to the amounts included in the Condensed Consolidated Statements of Cash Flows.

	March 31,
(in millions)	2026	2025
Cash and cash equivalents	$124.4	$91.8
Restricted cash	1.6	9.2
Total cash, cash equivalents, and restricted cash	$126.0	$101.0
15. ACCUMULATED OTHER COMPREHENSIVE INCOME
The functional currency of the Company’s international subsidiaries is the local currency. For those subsidiaries, expenses denominated in the functional currency are translated into U.S. dollars using average exchange rates in effect during the period and assets and liabilities are translated using period-end exchange rates. The foreign currency translation adjustments are included in Accumulated other comprehensive income as a separate component of Stockholders’ equity in the Condensed Consolidated Balance Sheets.
The following table shows the cumulative translation adjustments included in Accumulated other comprehensive income:

(in millions)
Ending balance December 31, 2025	$0.8
Period translation adjustments	(0.1)
Ending balance March 31, 2026	$0.7

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes thereto included in this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2026.
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
•risks related to our ability to obtain new corporate partnerships and collaborations or licenses and acquire or develop new technologies or businesses on satisfactory terms, if at all;
•risks related to our ability to successfully integrate and derive benefits from any technologies or businesses that we license, acquire, or develop;
•the risk that we are not able to secure additional financing to fund our business, if needed, in a timely manner or on favorable terms, if at all;

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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2026, as updated in subsequent filings we make with the SEC.
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
We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services. Our long-term growth strategy is built on leveraging our differentiated strengths, including our reputation for trusted high-quality tests and customer service, and our established, extensive commercial reach in community medicine. Our strategy also leverages investments in science and innovation, technology-enabled operations, an enhanced customer experience, strong commercial execution, and scalable operations. Our strategic intent is to accelerate profitable growth by focusing on (i) providing a comprehensive testing menu for the Cancer Care Continuum market with a priority for high growth applications; (ii) growing our Prenatal Health and Mental Health revenues at or above market growth; and (iii) delivering sustained profitable growth through financial and operational discipline and leveraging our operating model. Under this strategy, we plan to leverage our strong scientific foundation, deep clinical partnerships, and technology-enabled capabilities to expand adoption of our testing portfolio and integrate our precision medicine solutions more deeply into clinical workflows across the Cancer Care Continuum, Prenatal Health, and Mental Health. We are committed to making molecular testing accessible and actionable for patients and providers while driving long-term growth and profitability.

Business Updates
Our recent significant business updates include the following:
•In April 2026, we announced our commitment to present four abstracts at the Society of Gynecologic Oncology (SGO) Annual Meeting highlighting new Precise MRD data in ovarian cancer and we announced expanded access to our MyChoice test to prostate cancer patients in Japan.
•In March 2026, we launched the Precise MRD test at a select number of oncology practices. Our ultrasensitive assay represents meaningful progress toward earlier insight, more informed decisions, and better outcomes for cancer patients.
•In March 2026, we received FDA approval of the MyChoice CDx test as the companion diagnostic for Zejula (niraparib) for patients with ovarian cancer and announced the commercial launch of Precise MRD with select community oncologists, marking an important milestone in advancing minimal residual disease, or MRD, testing into clinical practice.
•In February 2026, we announced that six abstracts presented at American Society of Clinical Oncology (ASCO) 2026 Genitourinary (GU) Cancers Symposium reinforced the clinical impact of our Precise MRD, Prolaris, and MyRisk tests, and also announced results from a study of FirstGene that demonstrated high analytical sensitivity and specificity for each component of the Precise MRD test. FirstGene continues to be used in the CONNECTOR study, a multi-site, prospective clinical study designed to evaluate test performance in real-world clinical practice and generate evidence to support clinical validity and clinical utility across the multiple components of the assay as FirstGene advances toward full commercial launch.
•In January 2026, we announced advancement of the Precise MRD commercialization timeline, supported by new clinical study data that we believe further validates the performance and utility of Precise MRD.
Results of Operations for the Three Months Ended March 31, 2026 and 2025
The results of operations for the three months ended March 31, 2026 and 2025 are discussed below.
Revenue
The following table summarizes revenue changes in our core product categories:

	Three months ended March 31,			% of Total Revenue
(in millions)	2026	2025	Change	2026	2025
Cancer Care Continuum	$120.2	$115.6	$4.6	60%	59%
Prenatal Health	41.9	49.3	(7.4)	21%	25%
Mental Health	38.3	31.0	7.3	19%	16%
Total revenue	$200.4	$195.9	$4.5	100%	100%
The following table summarizes volume changes in our core product categories:

	Three months ended March 31,
(in thousands)	2026	2025	% Change
Volume:
Cancer Care Continuum	96	85	13%
Prenatal Health	153	173	(12)%
Mental Health	136	127	7%
Total	385	385	—%
Revenue increased $4.5 million for the three months ended March 31, 2026 compared to the same period in the prior year. Mental Health revenue increased $7.3 million due to a 15% increase in revenue per test and a 7% increase in volume. Cancer Care Continuum revenue increased $4.6 million due to a 13% increase in volume that was partially offset by a 8% decrease in revenue per test. These increases in revenue were partially offset by a decrease in Prenatal Health revenue. Prenatal Health revenue decreased $7.4 million due to a 12% decrease in volume and a 4% decrease in revenue per test.

Cost of Revenue

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Cost of revenue	$62.8	$61.7	$1.1	2%
Cost of revenue as a % of total revenue	31.3%	31.5%
Cost of revenue for the three months ended March 31, 2026 approximated the expenses incurred in the same period in the prior year, which is consistent with total volume remaining at a consistent level each period on a consolidated basis.
Research and Development Expense

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Research and development expense	$27.1	$27.5	$(0.4)	(1)%
Research and development expense as a % of total revenue	13.5%	14.0%
Research and development expense for the three months ended March 31, 2026 was relatively consistent with research and development expenses incurred in the same period of the prior year.
Sales and Marketing Expense

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Sales and marketing expense	$73.6	69.2	$4.4	6%
Sales and marketing expense as a % of total revenue	36.7%	35.3%
Sales and marketing expense increased by $4.4 million for the three months ended March 31, 2026 compared to the prior year period primarily due to a $2.4 million increase in marketing costs, along with a $1.2 million increase in sales related events.
General and Administrative Expense

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
General and administrative expense	$62.2	66.5	$(4.3)	(6)%
General and administrative expense as a % of total revenue	31.0%	33.9%
General and administrative expense decreased by $4.3 million for the three months ended March 31, 2026 compared to the prior year period primarily due to a $2.3 million decrease in amortization for previously impaired intangible assets, and a decrease of $2.0 million in rent expense.
Goodwill and Long-lived Asset Impairment Charges

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Goodwill and long-lived asset impairment charges	$5.4	$—	$5.4	—%
Goodwill and long-lived asset impairment charges as a % of total revenue	2.7%	—%
Goodwill and long-lived asset impairment charges in the three months ended March 31, 2026 included impairment charges of $5.4 million related to our Women's Health reporting unit and certain intangible assets. There were no goodwill and long-lived asset impairment charges in the three months ended March 31, 2025.

Other Expense, Net

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Other expense, net	$(3.4)	$(0.4)	$(3.0)	750%
Other expense, net for the three months ended March 31, 2026 increased $3.0 million as compared to the same period in the prior year primarily due to an increase in interest expense for the current period related to our $125 million term loan secured in July 2025.
Income Tax Benefit

	Three months ended March 31,
(in millions)	2026	2025	Change	% Change
Income tax benefit	$—	$29.3	$(29.3)	(100)%
Effective tax rate	—%	99.7%
Our tax rate is the product of a blended U.S. statutory federal income tax rate of 21.0% and a blended state income tax rate of approximately 3.4%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the three months ended March 31, 2026 was insignificant, resulting in our effective tax rate of approximately 0.0%. Income tax benefit for the three months ended March 31, 2025 was $29.3 million and our effective tax rate was 99.7%. For the three months ended March 31, 2026, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. For the three months ended March 31, 2025, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Following the success of these claims, we remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million during the three months ended March 31, 2025. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the current year increase in deferred tax assets.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances, amounts available for borrowing under our credit facility discussed below. Our capital deployment strategy focuses on use of resources in the key areas of research and development, technology, and investments in partnerships and collaborations. We believe that investing organically through research and development and new product development to support our business strategy provides the best return on invested capital.

On July 31, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at our election on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (the "Credit Facility"). We incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method. The proceeds of the Credit Facility were used to repay and terminate the Company's previous borrowing, with the remainder designated for working capital needs and general corporate purposes. On January 5, 2026, we and the Administrative Agent entered into the First Amendment to Credit Agreement for certain cash management matters.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate ("SOFR") Rate and 2.5% plus (y) an applicable margin of 6.5%. All repayments are subject to the accrued exit fee. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, we are required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the Loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee. We may elect to prepay all or a portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of March 31, 2026 was 10.2%.

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

The Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. As of March 31, 2026, we were in compliance with all covenants under the Credit Agreement.

We believe that our existing capital resources will be sufficient to meet our projected operating requirements for at least the next 12 months. Our available capital resources, however, may be consumed more rapidly than currently expected, or may be insufficient for our business needs for many reasons, including as a result of our operational cash needs or capital expenditures. In addition, we are subject to covenants under our Credit Facility which could limit our ability to incur additional indebtedness or impact our ability to pursue other financing. If we do not generate sufficient cash from operations, if our capital resources are consumed more rapidly than expected, or if we no longer have access to additional funds under our Credit Facility and we are unable to secure additional funds on acceptable terms, or at all, we may be forced to delay, scale back or eliminate some of our sales and marketing efforts, research and development activities, or other operations or delay development of our tests in an effort to provide sufficient funds to continue our operations. If any of these events occur, our ability to achieve our development and commercialization goals could be adversely affected.
From time to time, we enter into purchase commitments or other agreements that may materially impact our liquidity position in future periods.
Third-party payors, including state and federal health-care programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain health-care costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products.

The following table represents the balances of cash and cash equivalents as of the dates set forth in the table below:

(in millions)	March 31, 2026	December 31, 2025	Change
Cash and cash equivalents	$124.4	$149.6	$(25.2)

The decrease in cash and cash equivalents as of March 31, 2026 as compared to December 31, 2025 was primarily driven by $15.7 million in cash used for operating activities and $6.5 million in cash used for capital expenditures, as well as $3.0 million used in financing activities, primarily related to tax withholding payments on stock-based compensation.

The following table represents the Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
(in millions)	2026	2025	Change
Cash flows used in operating activities	$(15.7)	$(16.3)	$0.6
Cash flows used in investing activities	(6.5)	(8.3)	1.8
Cash flows (used in) provided by financing activities	(3.0)	13.6	(16.6)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.1	(0.2)
Net decrease in cash, cash equivalents, and restricted cash	(25.3)	(10.9)	(14.4)
Cash, cash equivalents, and restricted cash at the beginning of the period	151.3	111.9	39.4
Cash, cash equivalents, and restricted cash at the end of the period	$126.0	$101.0	$25.0
Cash Flows from Operating Activities
We used $0.6 million less cash for operating activities for the three months ended March 31, 2026 compared to the same period in the prior year. Net loss was lower in the previous period, the effect of which was largely offset by the change in unrecognized tax benefits in the period. The remaining fluctuation was largely consistent with the prior period.
Cash Flows from Investing Activities
We used $1.8 million less cash for investing activities for the three months ended March 31, 2026 compared to the same period in the prior year. The decrease in cash used in investing activities was primarily due to a decrease in the capitalization of intangible asset expenditures for software developed for internal use.
Cash Flows from Financing Activities
Cash flows from financing activities decreased $16.6 million for the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to incremental borrowings of $19.5 million under the revolving credit facility in the prior year, partially offset by $2.9 million lower tax withholding payments on stock-based compensation plans.
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

Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 24, 2026. No significant changes to our critical accounting estimates took place during the three months ended March 31, 2026, except as described below.
Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that the asset may be impaired. During the first quarter of 2026, we concluded that an impairment triggering event had occurred due to a sustained decline in our share price and market capitalization. As a result, we performed interim quantitative impairment testing on our goodwill and intangible assets for all reporting units and the Company recorded an immaterial goodwill impairment for one reporting unit. Additionally, we corroborated the reasonableness of the estimated reporting unit fair values by reconciling them to our enterprise value and market capitalization as of March 2026. The impairment did not have a material impact on the Company’s financial condition or results of operations. Based on management’s most recent impairment assessment, the fair values of the Company’s remaining reporting units substantially exceed their respective carrying values. Certain future events and circumstances, including a higher cost of capital or a decline in actual and expected revenues or profitability, among others, could result in changes to these assumptions and judgments. A revision of these estimates and assumptions could cause the fair values of the reporting units to fall below their respective carrying values, resulting in impairment charges, which could have a material adverse effect on our results of operations. We will continue to monitor our reporting units for any triggering events or other signs of impairment which could result in impairment charges in the future.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to foreign currency exchange rates and interest rates.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 7% of our revenue for the three months ended March 31, 2026 is denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in less than a 1% change in our revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 12, "Commitments and Contingencies" in the notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2026, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended March 31, 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

10.2
First Amendment to Credit Agreement, dated January 5, 2026, among Myriad Genetics, Inc., the lenders party thereto and Orbimed Royalty & Credit Opportunities IV, LP, as administrative agent (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K, File No. 000-26642, filed with the SEC on February 24, 2026).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.

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

MYRIAD GENETICS, INC.

Date: May 6, 2026	By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer
(Principal executive officer)

Date: May 6, 2026	By:	/s/ Benjamin R. Wheeler
Benjamin R. Wheeler
Chief Financial Officer
(Principal financial officer and principal accounting officer)