Form 10-Q
period 2026-06-30
MYRIAD GENETICS INC
filed 2026-07-31
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2026, the registrant had 95,649,645 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$115.2	$149.6
Trade accounts receivable	109.5	115.3
Inventory	30.6	30.6
Prepaid taxes	1.8	12.0
Prepaid expenses and other current assets	31.9	25.1
Total current assets	289.0	332.6
Operating lease right-of-use assets	50.0	49.4
Property, plant and equipment, net	108.9	114.0
Intangible assets, net	139.0	153.4
Goodwill	47.1	51.6
Other assets	4.9	5.6
Total assets	$638.9	$706.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30.4	$30.0
Accrued liabilities	93.0	96.9
Current maturities of operating lease liabilities	7.3	6.9
Total current liabilities	130.7	133.8
Long-term debt	120.7	119.9
Noncurrent operating lease liabilities	82.5	83.0
Other long-term liabilities	1.1	1.9
Total liabilities	335.0	338.6
Commitments and contingencies
Stockholders’ equity:
Common stock, 95.6 and 93.5 shares outstanding at June 30, 2026 and December 31, 2025, respectively	1.0	0.9
Additional paid-in capital	1,502.1	1,489.0
Accumulated other comprehensive income	0.8	0.8
Accumulated deficit	(1,200.0)	(1,122.7)
Total stockholders' equity	303.9	368.0
Total liabilities and stockholders’ equity	$638.9	$706.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$190.7	$213.1	$391.1	$409.0
Cost of revenue	63.7	61.3	126.5	123.0
Gross profit	127.0	151.8	264.6	286.0

Costs and expenses:
Research and development expense	25.0	25.6	52.1	53.1
Sales and marketing expense	83.1	71.9	156.7	141.1
General and administrative expense	57.8	66.8	120.0	133.3
Goodwill and long-lived asset impairment charges	—	316.7	5.4	316.7
Total operating expenses	165.9	481.0	334.2	644.2
Operating loss	(38.9)	(329.2)	(69.6)	(358.2)
Other income (expense):
Interest income	0.4	0.2	1.1	0.5
Interest expense	(4.1)	(1.5)	(8.2)	(2.3)
Other	—	(0.1)	—	—
Total other expense, net	(3.7)	(1.4)	(7.1)	(1.8)
Loss before income tax	(42.6)	(330.6)	(76.7)	(360.0)
Income tax expense (benefit)	0.6	(0.1)	0.6	(29.4)
Net loss	$(43.2)	$(330.5)	$(77.3)	$(330.6)
Net loss per share:
Basic and diluted	$(0.46)	$(3.57)	$(0.82)	$(3.59)
Weighted average shares outstanding:
Basic and diluted	94.8	92.5	94.2	92.0
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss	$(43.2)	$(330.5)	$(77.3)	$(330.6)
Change in foreign currency translation adjustment, net of tax	0.1	0.5	—	0.7
Comprehensive loss	$(43.1)	$(330.0)	$(77.3)	$(329.9)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Myriad Genetics, Inc. Stockholders’ equity
BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(5.8)	—	—	(5.8)
Stock-based compensation expense	—	9.5	—	—	9.5
Net loss	—	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT MARCH 31, 2025	$0.9	$1,461.5	$(0.6)	$(756.9)	$704.9
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	10.7	—	—	10.7
Net loss	—	—	—	(330.5)	(330.5)
Other comprehensive income, net of tax	—	—	0.5	—	0.5
BALANCES AT JUNE 30, 2025	$0.9	$1,474.7	$(0.1)	$(1,087.4)	$388.1

BALANCES AT DECEMBER 31, 2025	$0.9	$1,489.0	$0.8	$(1,122.7)	$368.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.9)	—	—	(2.9)
Stock-based compensation expense	—	6.5	—	—	6.5
Net loss	—	—	—	(34.1)	(34.1)
Other comprehensive loss, net of tax	—	—	(0.1)	—	(0.1)
BALANCES AT MARCH 31, 2026	$0.9	$1,492.6	$0.7	$(1,156.8)	$337.4
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	0.1	2.3	—	—	2.4
Stock-based compensation expense	—	7.2	—	—	7.2
Net loss	—	—	—	(43.2)	(43.2)
Other comprehensive income, net of tax	—	—	0.1	—	0.1
BALANCES AT JUNE 30, 2026	$1.0	$1,502.1	$0.8	$(1,200.0)	$303.9
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77.3)	$(330.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25.0	28.5
Non-cash lease expense	2.1	5.6
Stock-based compensation expense	13.7	20.2
Unrecognized tax benefits	—	(31.5)
Impairment of goodwill and long-lived assets	5.4	316.7
Other non-cash adjustments	1.9	0.3
Changes in assets and liabilities:
Prepaid expenses and other current assets	(6.9)	0.3
Trade accounts receivable	5.7	(15.4)
Prepaid taxes	10.2	2.1
Other assets	(0.3)	(0.5)
Accounts payable	2.9	3.6
Accrued liabilities	(6.4)	(29.2)
Net cash used in operating activities	(24.0)	(29.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7.5)	(8.1)
Capitalization of intangible assets	(2.2)	(7.1)
Net cash used in investing activities	(9.7)	(15.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	2.8	2.7
Payment of tax withheld for common stock issued under stock-based compensation plans	(3.3)	(5.8)
Proceeds from revolving credit facility	—	40.0
Repayment of revolving credit facility	—	(20.5)
Payment on finance leases	(0.3)	(0.2)
Net cash (used in) provided by financing activities	(0.8)	16.2
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	—	0.7
Net decrease in cash, cash equivalents, and restricted cash	(34.5)	(28.2)
Cash, cash equivalents, and restricted cash at beginning of the period	151.3	111.9
Cash, cash equivalents, and restricted cash at end of the period	$116.8	$83.7
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
Recent Accounting Pronouncements
In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The guidance in ASU 2025-07 refines the scope of derivative accounting under Accounting Standards Codification ("ASC") 815 by expanding an existing scope exception to exclude certain non-exchange traded contracts with underlyings based on the operations or activities of one of the contract parties from derivative classification. ASU 2025-07 also provides guidance under Topic 606 on the accounting for share-based noncash consideration received from a customer in a revenue contract, including measurement and timing considerations. ASU 2025-07 is effective for annual and interim periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-07.
In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40, Internal-Use Software Accounting & Capitalization. ASU 2025-06 makes targeted modifications to ASC 350-40 by changing the cost capitalization threshold, eliminating accounting consideration of software project development stages and enhancing the guidance around the "probable-to-complete" threshold as well as modifying website development costs guidance. ASU 2025-06 is effective for annual and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-06.
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
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The reclassifications have no impact on the Company's total assets, total liabilities, stockholders' equity, net loss, comprehensive loss or cash flows.

2.REVENUE
The Company primarily generates revenue by performing molecular diagnostic testing, primarily derived from the following categories of products: Cancer Care Continuum (MyRisk, BRACAnalysis CDx, MyChoice CDx, Prolaris + AI, Precise Tumor, and Precise MRD), Prenatal Health (Foresight, Prequel, FirstGene and SneakPeek), and Mental Health (GeneSight). Certain products previously presented within separate Hereditary Cancer and Tumor Profiling categories during the prior year periods are now collectively reported within the Cancer Care Continuum category. Revenue is recorded at the estimated transaction price. Control is transferred and revenue is recognized once test results are released to the healthcare provider and/or patient.
The following table presents details regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three Months Ended June 30,
	2026			2025
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Cancer Care Continuum	$100.9	$13.2	$114.1	$112.9	$14.8	$127.7
Prenatal Health	39.8	—	39.8	47.5	0.1	47.6
Mental Health	36.8	—	36.8	37.8	—	37.8
Total revenue	$177.5	$13.2	$190.7	$198.2	$14.9	$213.1

	Six months ended June 30,
	2026			2025
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Cancer Care Continuum	$207.7	$26.6	$234.3	$214.3	$29.0	$243.3
Prenatal Health	81.7	—	81.7	96.7	0.2	96.9
Mental Health	75.1	—	75.1	68.8	—	68.8
Total revenue	$364.5	$26.6	$391.1	$379.8	$29.2	$409.0
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
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing bills or denying payment for tests that the Company has performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the three and six months ended June 30, 2026, the Company recognized $11.0 million and $8.0 million in reductions to revenue, respectively, for tests in which the performance obligation of delivering the test results was met in prior periods. During the three and six months ended June 30, 2025, the impact of the amounts to be recognized for tests in which the performance obligation was met in a prior period was not material to the Condensed Consolidated Statements of Operations.

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
Level 3—unobservable inputs.
The carrying amounts of certain financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses—approximate their fair values due to their short-term maturities. Additionally, the carrying value of our long-term debt as of June 30, 2026, approximates its fair value due to the debt’s floating interest rate based on prevailing market rates. The Company's fair value measurements related to impairment testing for goodwill and certain intangible assets were determined using Level 3 unobservable inputs; see Note 5, "Goodwill and Intangible Assets" for further discussion.
4.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at June 30, 2026 and December 31, 2025 were as follows:

(in millions)	June 30, 2026	December 31, 2025
Leasehold improvements	$78.2	$80.4
Equipment	122.4	121.5
Property, plant and equipment, gross	200.6	201.9
Less accumulated depreciation	(91.7)	(87.9)
Property, plant and equipment, net	$108.9	$114.0

The Company recorded depreciation during the respective periods as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Depreciation expense	$4.8	$4.9	$9.5	$10.0
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of goodwill for the six months ended June 30, 2026 is as follows:

(in millions)	Total
Beginning balance	$51.6
Goodwill impairment	(4.5)
Ending balance	$47.1

A sustained decline in the Company's share price and market capitalization during the first quarter of 2026 was identified as a triggering event requiring an interim goodwill impairment test. As a result, the fair value of each reporting unit was estimated as of March 31, 2026 using the market approach, based on observable revenue multiples of guideline public companies, and the income approach. The income approach considered projected revenue and profitability of each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17% for the Women's Health reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling the values to the Company's enterprise value and market capitalization, including the consideration of a control premium. Accordingly, this fair value measurement is classified as Level 3 in the fair value hierarchy because it is based primarily upon unobservable inputs that reflect management's assumptions.
As a result of the impairment test, during the three months ended March 31, 2026, the Company recognized a goodwill impairment charge of $4.5 million attributable to the Women's Health reporting unit, reducing the carrying value of goodwill for the reporting unit to its estimated fair value of zero. The goodwill impairment charge is reflected within Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations. The Company determined that the goodwill balances for the Mental Health and International reporting units were not impaired. The remaining goodwill value of $47.1 million consists of $29.8 million for the Mental Health reporting unit and $17.3 million for the International reporting unit. No goodwill impairment charges were recognized during the three months ended June 30, 2026.
Management will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At June 30, 2026
Developed technologies	$475.0	$(365.2)	$109.8
Internal-use software	21.9	(6.7)	15.2
Trademarks	2.0	(1.6)	0.4
Licensed technologies	4.5	(0.6)	3.9
Internal-use software (in-process)	9.7	—	9.7
Total intangible assets	$513.1	$(374.1)	$139.0

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2025
Developed technologies	$475.9	$(352.2)	$123.7
Internal-use software	21.9	(4.3)	17.6
Customer relationships	2.1	(1.6)	0.5
Trademarks	4.5	(0.4)	4.1
Internal-use software (in-process)	7.5	—	7.5
Total intangible assets	$511.9	$(358.5)	$153.4
The Company recorded amortization expenses during the respective periods for these intangible assets as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Amortization of intangible assets	$7.8	$9.4	$15.7	$18.8

6.ACCRUED LIABILITIES
The Company's accrued liabilities at June 30, 2026 and December 31, 2025 were as follows:

(in millions)	June 30, 2026	December 31, 2025
Employee compensation and benefits	$39.2	$51.2
Accrued taxes payable	6.8	5.7
Refunds payable and reserves	21.5	19.9
Accrued royalties	5.9	4.7
Other accrued liabilities	19.6	15.4
Total accrued liabilities	$93.0	$96.9
7.LONG-TERM DEBT
The Company's long-term debt at June 30, 2026 and December 31, 2025 consisted of the following amounts:

(in millions)	June 30, 2026	December 31, 2025
Long-term debt	$125.0	$125.0
Accrued exit fee	3.8	3.8
Unamortized debt discount and issuance costs	(8.1)	(8.9)
Total long-term debt, net	$120.7	$119.9

On July 31, 2025 (the "Closing Date"), the Company entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at the election of the Company, subject to the timing and terms specified in the Credit Agreement, on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (collectively, the "Credit Facility"). The Company incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method. The proceeds of the Credit Facility were used to repay and terminate the Company's previous borrowing, with the remainder designated for working capital needs and general corporate purposes. On January 5, 2026, the Company and the Administrative Agent entered into the First Amendment to Credit Agreement for certain cash management matters.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). All repayments are subject to an accrued exit fee. The Company may also elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate ("SOFR") Rate and 2.5% plus (y) an applicable margin of 6.5%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, the Company is required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the Loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period based on the amount that remains undrawn through June 30, 2027. The interest rates for borrowings under the Credit Agreement as of June 30, 2026 and December 31, 2025 were 10.1% and 10.4%, respectively.

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

The Credit Facility requires the Company and its subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding amounts under the Credit Facility may become due and payable immediately. The Company was in compliance with all applicable covenants under the Credit Agreement as of June 30, 2026.
8.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at June 30, 2026.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 95.6 million shares of common stock issued and outstanding at June 30, 2026.
Shares of Common Stock Issued and Outstanding
A summary of the changes in the issued and outstanding common stock for the six months ended June 30, 2026 and 2025 is as follows:

	Six months ended June 30,
(in millions)	2026	2025
Beginning common stock issued and outstanding	93.5	91.3
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan, net of shares exchanged for withholding tax	2.1	1.8
Common stock issued and outstanding at end of period	95.6	93.1
Basic earnings per share is computed based on the weighted-average number of shares of common stock outstanding. Diluted earnings per share is computed based on the weighted-average number of shares of common stock, including the dilutive effect of common stock equivalents, outstanding. In periods when the Company has a net loss, stock awards are excluded from the calculation of diluted net loss per share as their inclusion would have an anti-dilutive effect.
The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Denominator:
Weighted-average shares outstanding used to compute basic EPS	94.8	92.5	94.2	92.0
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	94.8	92.5	94.2	92.0

Certain outstanding options and restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Anti-dilutive options and RSUs excluded from EPS computation	11.3	8.3	11.3	8.3
9.STOCK-BASED COMPENSATION
On June 4, 2026, the Company's stockholders approved the adoption of the 2026 Employee, Director and Consultant Equity Incentive Plan (the "2026 Plan") which replaced the 2017 Employee, Director and Consultant Equity Incentive Plan (the "2017 Plan") as the Company's equity incentive plan for future awards. The 2026 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Company's Board of Directors, to make grants of stock options, stock grants, and stock-based awards, including restricted stock unit awards and stock appreciation rights, to employees, consultants and directors. The 2026 Plan provides for the issuance of up to approximately 8.5 million shares of common stock, which includes shares of common stock that were available for future grants under the 2017 Plan as of June 4, 2026. In addition, any shares subject to awards granted under the 2017 Plan that are forfeited, expire, or are cancelled without the delivery of shares on or after June 4, 2026, up to an aggregate maximum of approximately 8.7 million shares of common stock, will become available for issuance under the 2026 Plan. Following stockholder approval of the 2026 Plan, no further awards will be granted under the 2017 Plan, although outstanding awards under the 2017 Plan remain in effect subject to the terms of the 2017 Plan and the individual awards. As of June 30, 2026, the Company had 5.8 million shares of common stock available for grant under the 2026 Plan. Shares subject to RSUs granted under the 2026 Plan that are cancelled or forfeited without the issuance of shares will again become available for issuance under the 2026 Plan.
The number of shares, terms, and vesting periods are generally determined by the Company’s Board of Directors or the CHCC on an award-by-award basis. RSUs granted to employees generally vest either ratably over three or four years or cliff vest after three years, either on the anniversary of the date on which the RSUs were granted or during the month in which such anniversary dates occur. The number of performance RSUs ("PSUs") awarded to certain employees may be increased or reduced based on certain additional performance and market metrics. RSUs granted to non-employee directors generally vest in full upon the earlier of the completion of one year of service following the date of the grant or the date of the next annual meeting of stockholders following such grant.
The performance and market conditions associated with PSU awards granted as part of the Company's compensation program during the three months ended June 30, 2026 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for revenue, adjusted earnings per share, and relative total stockholder return is January 1, 2026 through December 31, 2028. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent the performance conditions for those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represents market conditions and, accordingly, the estimated fair value of such awards is recognized over the performance period.

Stock Options
A summary of the stock option activity for the six months ended June 30, 2026 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	0.7	$13.38
Less:
Options canceled or expired	(0.2)	13.38
Options outstanding at June 30, 2026	0.5	$13.38
Options exercisable at June 30, 2026	0.5	$13.38
As of June 30, 2026, there was no unrecognized stock-based compensation expense associated with the Company's outstanding stock options. There were no options granted during the six months ended June 30, 2026.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plans and inducement awards, including PSU awards, for the six months ended June 30, 2026 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2025	7.1	$11.27
RSUs granted	7.0	$5.04
Less:
RSUs vested	(2.2)	$14.09
RSUs canceled	(1.1)	$4.92
RSUs unvested and outstanding at June 30, 2026	10.8	$7.05
Employee Stock Purchase Plan
The Company also has an Employee Stock Purchase Plan that was initially approved by stockholders in 2012. Stockholders have subsequently approved amendments to the plan, including most recently at the Company's annual meeting of stockholders held on June 4, 2026, where stockholders approved an amendment to the plan to increase the aggregate number of authorized shares of common stock for issuance under the plan by 4.0 million shares (as amended, the "Amended and Restated 2012 Purchase Plan").
Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2026 started on December 1, 2025 and ended on June 11, 2026. The second offering period of 2026 began on June 12, 2026 and will end on November 30, 2026. As of June 30, 2026, 3.3 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation associated with, the Amended and Restated 2012 Purchase Plan for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Shares purchased under the plan	0.7	0.7	0.7	0.7
Plan compensation expense	$2.1	$0.3	$2.1	$0.8

Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations and Comprehensive Loss was allocated as follows:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$0.5	$0.3	$0.7	$0.6
Research and development expense	1.6	2.0	2.8	4.1
Sales and marketing expense	1.2	2.0	2.0	3.5
General and administrative expense	3.9	6.4	8.2	12.0
Total stock-based compensation expense	$7.2	$10.7	$13.7	$20.2
As of June 30, 2026, there was $54.7 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
10.INCOME TAXES
In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter. For the three months ended June 30, 2026, income tax expense was $0.6 million, or approximately (1.4)% of pre-tax loss, compared to $0.1 million income tax benefit, or approximately 0.0% of pre-tax loss, for the three months ended June 30, 2025. For the six months ended June 30, 2026, income tax expense was $0.6 million, or approximately (0.78)% of pre-tax loss, compared to an income tax benefit of $29.4 million, or approximately 8.2% of pre-tax loss, for the six months ended June 30, 2025.
For the three and six months ended June 30, 2026, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to the Company's cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, the Company's estimated annual effective tax rate for the current year includes a valuation allowance against the current year increase in deferred tax assets. For the three months ended June 30, 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances.  For the six months ended June 30, 2025, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances and unrecognized tax benefits. The valuation allowances include any tax-deductible loss from the $316.7 million of long-lived impairment charges recorded for the three months ended June 30, 2025. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act. Following the success of these claims, the Company remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million in the six months ended June 30, 2025.
11.LEASES
The Company leases certain office spaces, research and development laboratory facilities, and office equipment with remaining lease terms ranging from approximately one to twelve years. Operating leases are included in Operating lease right-of-use assets, Noncurrent operating lease liabilities, and Current maturities of operating lease liabilities in the Condensed Consolidated Balance Sheets. Finance leases are included in Other assets, Accrued liabilities, and Other long-term liabilities in the Condensed Consolidated Balance Sheets.
The Company previously amended the lease for its west Salt Lake City headquarters in 2024 to expand the facility in anticipation of future operating needs. During the six months ended June 30, 2026, the Company took possession of the remaining square footage of the west Salt Lake City facility and recognized an additional $2.7 million right-of-use asset and corresponding lease liability, net of a tenant improvement allowance not yet received of approximately $6.5 million. Future rent payments associated with the expanded space are approximately $18.2 million.

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
The Company assesses legal contingencies to determine the degree of probability and range of possible loss for potential accrual and disclosure in its financial statements. When evaluating legal contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including that the proceedings may be in early stages, there may be uncertainty as to the outcome of pending appeals or motions, there may be significant factual issues to be resolved, and there may be complex or novel legal theories to be presented. In addition, damages may not be specified or the damage amounts claimed may be unsupported, exaggerated or unrelated to possible outcomes, and therefore, such amounts are not a reliable indicator of potential liability.
As of June 30, 2026, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
From time to time, the Company receives recoupment requests from third-party payors for alleged overpayments. The Company disagrees with the contentions of the pending requests or has recorded an estimated reserve for the alleged overpayments.
Qui Tam Lawsuit
In June 2023, the Company received a civil investigative demand pursuant to the False Claims Act from the U.S. Department of Justice concerning whether the Company offered or paid remuneration to physicians at Carolina Urology Partners, PLLC, in exchange for referrals. The Department of Justice subsequently requested additional documentation and information during its investigation. The Company cooperated with the Department of Justice investigation, providing the documents and information requested. On January 22, 2025, the U.S. District Court for the Western District of North Carolina unsealed a qui tam complaint, filed on November 3, 2022, against Carolina Urology Partners, PLLC, and certain of its current or former physician partners, and the Company and certain of its former employees, alleging violations of the False Claims Act. The government declined to intervene in the case. The Company was not aware of the complaint until after it was unsealed. On April 16, 2025, the Company was served with the complaint. In June 2025, the Company filed a motion to dismiss the complaint. The Company's motion to dismiss challenges the constitutionality of the qui tam provisions of the False Claims Act. Following the filing of the Company's motion to dismiss, the United States government elected to intervene in this case for the limited purpose of defending the constitutionality of the qui tam provisions of the False Claims Act. On July 9, 2026, the Court denied the Company's motion to dismiss except with respect to one count alleging violation of 31 U.S.C. § 3729(a)(1)(G), on which count the Company's motion to dismiss was granted. The litigation remains ongoing.

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
14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the six months ended June 30, 2026 and 2025 is as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Cash paid for income taxes, net of refunds received	$(11.1)	$0.3
Cash paid for interest	6.6	1.7
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$2.8	$1.8
Operating lease liabilities	(2.8)	(1.8)
Tenant improvement allowance not yet received	6.5	—
Purchases of property, plant and equipment and capitalization of intangible assets in accounts payable and accrued liabilities	2.0	4.9
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

	June 30,
(in millions)	2026	2025
Cash and cash equivalents	$115.2	$74.4
Restricted cash	1.6	9.3
Total cash, cash equivalents, and restricted cash	$116.8	$83.7

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
Myriad, the Myriad logo, BRACAnalysis, BRACAnalysis CDx, Colaris, MyRisk, Myriad myRisk, MyRisk Hereditary Cancer, MyChoice, Tumor BRACAnalysis CDx, MyChoice CDx, Prequel, Prequel with Amplify, Amplify, Foresight, Foresight Universal Plus, Precise Tumor, Precise Oncology Solutions, Precise Liquid, Precise MRD, FirstGene, SneakPeek, SneakPeek Early Gender DNA Test, SneakPeek Snap, Urosuite, Mygenehistory, Health.Illuminated., RiskScore, Prolaris, Prolaris + AI, and GeneSight are registered trademarks or trademarks of Myriad. Solely for convenience, trademarks, trade names and service marks referred to in this Quarterly Report on Form 10-Q may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, trade names and service marks.
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
•risks related to current and future investigations, claims or lawsuits, including derivative claims, product or professional liability claims, and risks related to the amount of our insurance coverage limits and scope of insurance coverage with respect thereto; and
•other factors discussed under the heading "Risk Factors" contained in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2026, as updated under the heading "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q, and subsequent filings we make with the SEC.
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

Business Updates
Our recent significant business updates include the following:
•In July 2026, we engaged a leading professional services firm to support initiatives intended to increase efficiency and scalability to accelerate profitable growth.
•In July 2026, we announced results from a new large-scale meta-analysis demonstrating the strong prognostic performance of our Prolaris biopsy test in localized prostate cancer.
•In June 2026, we announced the appointment of Raj Jampa as our new Chief Technology Officer, effective June 1, 2026.
•In June 2026, we announced expanded availability of Precise MRD for colorectal, renal, and breast cancers, supported by new published data further supporting the assay's performance and clinical utility.
•In May 2026, we launched Prolaris + AI, the first prostate cancer test to combine genomics and digital pathology artificial intelligence, or AI, which we believe further enhances personalized treatment insights for prostate cancer patients and their physicians.
•In April 2026, we announced the presentation of six abstracts, including two podium presentations, at the American Association for Cancer Research (AACR) 2026 Annual Meeting, highlighting continued clinical evidence supporting our oncology portfolio.
Results of Operations for the Three Months Ended June 30, 2026 and 2025
The results of operations for the three months ended June 30, 2026 and 2025 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Three months ended June 30,			% of Total Revenue
(in millions)	2026	2025	Change	2026	2025
Cancer Care Continuum	$114.1	$127.7	$(13.6)	60%	60%
Prenatal Health	39.8	47.6	(7.8)	21%	22%
Mental Health	36.8	37.8	(1.0)	19%	18%
Total revenue	$190.7	$213.1	$(22.4)	100%	100%
The following table summarizes volume changes in our core product categories:

	Three months ended June 30,
(in thousands)	2026	2025	% Change
Volume:
Cancer Care Continuum	95	90	6%
Prenatal Health	144	159	(9)%
Mental Health	140	135	4%
Total	379	384	(1)%
Revenue decreased $22.4 million for the three months ended June 30, 2026 compared to the same period in the prior year. The decrease was due in part to an $11.0 million reduction to revenue resulting from changes in estimates of cash collections for tests for which the performance obligation had been satisfied in prior periods. Cancer Care Continuum revenue decreased $13.6 million due to a 15% decrease in revenue per test due to declines in reimbursement and due to unfavorable changes in estimates associated primarily with orders from the first quarter of 2026, partially offset by a 6% increase in volume. Prenatal Health revenue decreased $7.8 million due to a 9% decrease in volume and an 8% decrease in revenue per test due to declines in reimbursement. Mental Health revenue decreased $1.0 million due to a 6% decrease in revenue per test primarily due to unfavorable changes in estimates associated with aged orders, partially offset by a 4% increase in volume.

Cost of Revenue

	Three months ended June 30,
(in millions)	2026	2025	Change	% Change
Cost of revenue	$63.7	$61.3	$2.4	4%
Cost of revenue as a % of total revenue	33.4%	28.8%
Cost of revenue for the three months ended June 30, 2026 increased $2.4 million compared to the same period in the prior year primarily due to increased fulfillment costs and increased personnel-related costs.

Research and Development Expense

	Three months ended June 30,
(in millions)	2026	2025	Change	% Change
Research and development expense	$25.0	$25.6	$(0.6)	(2)%
Research and development expense as a % of total revenue	13.1%	12.0%
Research and development expense for the three months ended June 30, 2026 was relatively consistent with research and development expenses incurred in the same period of the prior year.
Sales and Marketing Expense

	Three months ended June 30,
(in millions)	2026	2025	Change	% Change
Sales and marketing expense	$83.1	$71.9	$11.2	16%
Sales and marketing expense as a % of total revenue	43.6%	33.7%
Sales and marketing expense increased by $11.2 million for the three months ended June 30, 2026 compared to the prior year period primarily due to a $5.0 million increase in personnel-related costs as we strategically invest in our sales and marketing organization and a $4.2 million increase in marketing and sales expenses.
General and Administrative Expense

	Three months ended June 30,
(in millions)	2026	2025	Change	% Change
General and administrative expense	$57.8	$66.8	$(9.0)	(13)%
General and administrative expense as a % of total revenue	30.3%	31.3%
General and administrative expense decreased by $9.0 million for the three months ended June 30, 2026 compared to the prior year period primarily due to a decrease in personnel-related costs of $5.4 million, a decrease of $2.0 million in rent expense, and a $1.6 million decrease in amortization for previously impaired intangible assets.
Goodwill and Long-lived Asset Impairment Charges

	Three months ended June 30,		Change
(in millions)	2026	2025		% Change
Goodwill and long-lived asset impairment charges	$—	$316.7	$(316.7)	(100)%
Goodwill and long-lived asset impairment charges as a % of total revenue	—%	148.6%
Goodwill and long-lived asset impairment charges for the prior year period included goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Mental Health reporting units. There were no impairment charges in the current period.

Other Expense, Net

	Three months ended June 30,
(in millions)	2026	2025	Change	% Change
Other expense, net	$(3.7)	$(1.4)	$(2.3)	164.3%
Other expense, net for the three months ended June 30, 2026 increased $2.3 million as compared to the same period in the prior year primarily due to an increase in interest expense related to our term loan secured in July 2025.
Income Tax Expense (Benefit)

	Three months ended June 30,
(in millions)	2026	2025	Change	% Change
Income tax expense (benefit)	$0.6	$(0.1)	$0.7	(700.0)%
Effective tax rate	(1.4)%	—%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended June 30, 2026, there was income tax expense of $0.6 million and our effective tax rate was (1.4)%. For the three months ended June 30, 2025, there was income tax benefit of $0.1 million and our effective tax rate was approximately 0.0%. For the three months ended June 30, 2026 and 2025, our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year period includes a valuation allowance against the majority of the current year increase in deferred tax assets.
Results of Operations for the Six Months Ended June 30, 2026 and 2025
The results of operations for the six months ended June 30, 2026 and 2025 are discussed below.
Revenue
The following table summarizes revenue changes in our core product categories:

	Six months ended June 30,			% of Total Revenue
(in millions)	2026	2025	Change	2026	2025
Cancer Care Continuum	$234.3	$243.3	$(9.0)	60%	59%
Prenatal Health	81.7	96.9	(15.2)	21%	24%
Mental Health	75.1	68.8	6.3	19%	17%
Total revenue	$391.1	$409.0	$(17.9)	100%	100%
The following table summarizes volume changes in our core product categories:

	Six months ended June 30,
(in thousands)	2026	2025	% Change
Volume:
Cancer Care Continuum	191	175	9%
Prenatal Health	297	332	(11)%
Mental Health	276	262	5%
Total	764	769	(1)%

Revenue decreased $17.9 million for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease was due in part to an $8.0 million reduction to revenue resulting from changes in estimates of cash collections for tests for which the performance obligation had been satisfied in prior periods. Prenatal Health revenue decreased $15.2 million due to an 11% decrease in volume and a 6% decrease in revenue per test due to declines in reimbursement. Cancer Care Continuum revenue decreased $9.0 million due to a 12% decrease in revenue per test due to declines in reimbursement and unfavorable changes in estimates associated with prior period orders, partially offset by a 9% increase in volume. Mental Health revenue increased $6.3 million due to a 5% increase in volume and a 4% increase in revenue per test. The increase in Mental Health revenue per test was due to increased reimbursement, which offset the unfavorable changes in estimates associated with aged orders recognized during the period.
Cost of Revenue

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
Cost of revenue	$126.5	$123.0	$3.5	3%
Cost of revenue as a % of total revenue	32.3%	30.1%
Cost of revenue for the six months ended June 30, 2026 increased $3.5 million compared to the same period in the prior year primarily due to increased fulfillment costs and personnel-related expenses.
Research and Development Expense

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
Research and development expense	$52.1	$53.1	$(1.0)	(2)%
Research and development expense as a % of total revenue	13.3%	13.0%
Research and development expense for the six months ended June 30, 2026 was relatively consistent with research and development expenses incurred in the same period of the prior year.
Sales and Marketing Expense

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
Sales and marketing expense	$156.7	$141.1	$15.6	11%
Sales and marketing expense as a % of total revenue	40.1%	34.5%
Sales and marketing expense increased by $15.6 million for the six months ended June 30, 2026 compared to the prior year period primarily due to a $7.9 million increase in marketing and sales expenses and a $5.3 million increase in personnel-related expenses as we strategically invest in our sales and marketing team.
General and Administrative Expense

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
General and administrative expense	$120.0	$133.3	$(13.3)	(10)%
General and administrative expense as a % of total revenue	30.7%	32.6%
General and administrative expense decreased by $13.3 million for the six months ended June 30, 2026 compared to the prior year period primarily due to a $6.6 million decrease in personnel-related costs, a $3.9 million decrease in amortization for previously impaired intangible assets, and a decrease of $3.8 million in rent expense.

Goodwill and Long-lived Asset Impairment Charges

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
Goodwill and long-lived asset impairment charges	$5.4	$316.7	$(311.3)	(98)%
Goodwill and long-lived asset impairment charges as a % of total revenue	1.4%	77.4%
Goodwill and long-lived asset impairment charges in the six months ended June 30, 2026 included impairment charges of $5.4 million related to our Women's Health reporting unit and certain intangible assets. In the prior year period, impairment charges included goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Mental Health reporting units.
Other Expense, Net

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
Other expense, net	$(7.1)	$(1.8)	$(5.3)	294%
Other expense, net for the six months ended June 30, 2026 increased $5.3 million as compared to the same period in the prior year primarily due to an increase in interest expense for the current period related to our term loan secured in July 2025.
Income Tax Expense (Benefit)

	Six months ended June 30,
(in millions)	2026	2025	Change	% Change
Income tax expense (benefit)	$0.6	$(29.4)	$30.0	(102)%
Effective tax rate	(0.8)%	8.2%
Our tax rate is the product of a blended U.S. statutory federal income tax rate of 21.0% and a blended state income tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the six months ended June 30, 2026 was $0.6 million, resulting in our effective tax rate of approximately (0.8)%. Income tax benefit for the six months ended June 30, 2025 was $29.4 million and our effective tax rate was 8.2%. For the six months ended June 30, 2026, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. For the six months ended June 30, 2025, our recognized effective tax rate differs from the U.S. federal statutory rate primarily due to the release of unrecognized tax benefits and the recognition of valuation allowances. The unrecognized tax benefits released were primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Following the success of these claims, we remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million during the six months ended June 30, 2025. Due to our cumulative loss and the exhaustion of future taxable income from the reversal of taxable temporary differences, our estimated annual effective tax rate for the current year includes a valuation allowance against the current year increase in deferred tax assets.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances, amounts available for borrowing under our credit facility discussed below. Our capital deployment strategy focuses on the use of resources in the key areas of research and development, technology, and investments in partnerships and collaborations. We believe that investing organically through research and development and new product development to support our business strategy provides the best return on invested capital.

On July 31, 2025 (the "Closing Date"), we entered into a Credit Agreement (the "Credit Agreement") with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP., as administrative agent (the "Administrative Agent") and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million (the "Initial Loan"), which amount was funded on the Closing Date, and delayed draw term loans (the "Delayed Draw Loans" and together with the Initial Loan, the "Loans"), at our election, subject to the timing and terms specified in the Credit Agreement, on or prior to June 30, 2027, in a maximum principal amount of $75.0 million (collectively, the "Credit Facility"). We incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method. The proceeds of the Credit Facility were used to repay and terminate the Company's previous borrowing, with the remainder designated for working capital needs and general corporate purposes. On January 5, 2026, we and the Administrative Agent entered into the First Amendment to Credit Agreement for certain cash management matters.

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate ("SOFR") and 2.5% plus (y) an applicable margin of 6.5%. All repayments are subject to an accrued exit fee. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, we are required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the Loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee. We may elect to prepay all or a portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of June 30, 2026 was 10.1%.

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

Our obligations are guaranteed by certain of our material subsidiaries (the “Credit Facility Guarantors”) pursuant to a Guarantee. Our obligations and the obligations of the Credit Facility Guarantors under the Credit Agreement and Guarantee are secured by substantially all of our assets and the assets of the Credit Facility Guarantors under a Pledge and Security Agreement entered into with the Administrative Agent.

The Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all the then outstanding amounts under the Credit Facility may become due and payable immediately. As of June 30, 2026, we were in compliance with all applicable covenants under the Credit Agreement.

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
The following table represents the balances of cash and cash equivalents as of the dates set forth in the table below:

(in millions)	June 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$115.2	$149.6	$(34.4)

The decrease in cash and cash equivalents as of June 30, 2026 as compared to December 31, 2025 was primarily driven by $24.0 million in cash used in operations, reflecting our operating loss, offset by non-cash items and changes in working capital, as well as $9.7 million in cash used for capital expenditures and capitalized intangible assets.

The following table represents the Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
(in millions)	2026	2025	Change
Cash flows used in operating activities	$(24.0)	$(29.9)	$5.9
Cash flows used in investing activities	(9.7)	(15.2)	5.5
Cash flows (used in) provided by financing activities	(0.8)	16.2	(17.0)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	—	0.7	(0.7)
Net decrease in cash, cash equivalents, and restricted cash	(34.5)	(28.2)	(6.3)
Cash, cash equivalents, and restricted cash at the beginning of the period	151.3	111.9	39.4
Cash, cash equivalents, and restricted cash at the end of the period	$116.8	$83.7	$33.1
Cash Flows from Operating Activities
We used $5.9 million less cash for operating activities for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease in cash used for operating activities was primarily driven by changes in working capital, partially offset by the change in net loss, excluding non-cash items.
Cash Flows from Investing Activities
We used $5.5 million less cash for investing activities for the six months ended June 30, 2026 compared to the same period in the prior year. The decrease in cash used in investing activities was primarily due to a decrease in the capitalization of intangible asset expenditures for software developed for internal use.
Cash Flows from Financing Activities
Cash flows from financing activities decreased $17.0 million for the six months ended June 30, 2026 compared to the same period in the prior year, primarily due to incremental borrowings of $19.5 million under our previous revolving credit facility in the prior year, partially offset by $2.5 million lower tax withholding payments on stock-based compensation plans in the current year.
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

Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 24, 2026 and our Quarterly Report on Form 10-Q filed with the SEC on May 6, 2026. No significant changes to our critical accounting estimates took place during the three months ended June 30, 2026.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to foreign currency exchange rates and interest rates.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 6% of our revenue for the six months ended June 30, 2026 is denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in less than a 1% change in our revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk.
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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended June 30, 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

10.1
Amended and Restated 2012 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on June 4, 2026)+

10.2
2026 Employee, Director and Consultant Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on June 4, 2026)+

10.3
Form of Restricted Stock Unit Agreement under the 2026 Employee, Director and Consultant Equity Incentive Plan (Director) (incorporated by reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8, Registration No. 333-296486, filed with the SEC on June 4, 2026).+

10.4
Form of Restricted Stock Unit Agreement under the 2026 Employee, Director and Consultant Equity Incentive Plan (Employee) (incorporated by reference to Exhibit 99.3 to the Company's Registration Statement on form S-8, Registration No. 333-296486, filed with the SEC on June 4, 2026).+

10.5	Non-Employee Director Compensation Policy (effective June 2026).+

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.

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

MYRIAD GENETICS, INC.

Date: July 31, 2026	By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer
(Principal executive officer)

Date: July 31, 2026	By:	/s/ Benjamin R. Wheeler
Benjamin R. Wheeler
Chief Financial Officer
(Principal financial officer and principal accounting officer)