Form 10-Q
period 2026-09-30
MYRIAD GENETICS INC
filed 2026-11-06
CIK 899923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2026, the registrant had 95,922,196 shares of $0.01 par value common stock outstanding.

MYRIAD GENETICS, INC.

PART I - Financial Information
Item 1.    Financial Statements.
MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (unaudited)
(in millions)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$107.1	$149.6
Trade accounts receivable	105.5	115.3
Inventory	28.6	30.6
Prepaid taxes	1.5	12.0
Prepaid expenses and other current assets	29.2	25.1
Total current assets	271.9	332.6
Operating lease right-of-use assets	48.9	49.4
Property, plant and equipment, net	104.7	114.0
Intangible assets, net	131.8	153.4
Goodwill	47.1	51.6
Other assets	4.8	5.6
Total assets	$609.2	$706.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27.6	$30.0
Accrued liabilities	102.2	96.9
Current maturities of operating lease liabilities	7.8	6.9
Total current liabilities	137.6	133.8
Long-term debt	121.1	119.9
Noncurrent operating lease liabilities	80.5	83.0
Other long-term liabilities	1.0	1.9
Total liabilities	340.2	338.6
Commitments and contingencies
Stockholders’ equity:
Common stock, 95.7 and 93.5 shares outstanding at September 30, 2026 and December 31, 2025, respectively	1.0	0.9
Additional paid-in capital	1,511.2	1,489.0
Accumulated other comprehensive income	0.7	0.8
Accumulated deficit	(1,243.9)	(1,122.7)
Total stockholders' equity	269.0	368.0
Total liabilities and stockholders’ equity	$609.2	$706.6
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (unaudited)
(in millions, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$202.7	$205.7	$593.8	$614.7
Cost of revenue	65.0	61.9	191.5	184.9
Gross profit	137.7	143.8	402.3	429.8

Costs and expenses:
Research and development expense	26.5	28.2	78.6	81.3
Sales and marketing expense	83.9	71.0	240.6	212.1
General and administrative expense	67.2	67.9	187.2	201.2
Goodwill and long-lived asset impairment charges	—	—	5.4	316.7
Total operating expenses	177.6	167.1	511.8	811.3
Operating loss	(39.9)	(23.3)	(109.5)	(381.5)
Other income (expense):
Interest income	0.6	0.5	1.7	1.0
Interest expense	(4.1)	(3.8)	(12.3)	(6.1)
Other	(0.2)	0.4	(0.2)	0.4
Total other expense, net	(3.7)	(2.9)	(10.8)	(4.7)
Loss before income tax	(43.6)	(26.2)	(120.3)	(386.2)
Income tax expense (benefit)	0.3	1.2	0.9	(28.2)
Net loss	$(43.9)	$(27.4)	$(121.2)	$(358.0)
Net loss per share:
Basic and diluted	$(0.46)	$(0.29)	$(1.28)	$(3.88)
Weighted average shares outstanding:
Basic and diluted	95.7	93.1	94.7	92.3
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss (unaudited)
(in millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss	$(43.9)	$(27.4)	$(121.2)	$(358.0)
Change in foreign currency translation adjustment, net of tax	(0.1)	—	(0.1)	0.7
Comprehensive loss	$(44.0)	$(27.4)	$(121.3)	$(357.3)
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (unaudited)
(in millions)

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Myriad Genetics, Inc. stockholders’ equity
BALANCES AT DECEMBER 31, 2024	$0.9	$1,457.8	$(0.8)	$(756.8)	$701.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(5.8)	—	—	(5.8)
Stock-based compensation expense	—	9.5	—	—	9.5
Net loss	—	—	—	(0.1)	(0.1)
Other comprehensive income, net of tax	—	—	0.2	—	0.2
BALANCES AT MARCH 31, 2025	$0.9	$1,461.5	$(0.6)	$(756.9)	$704.9
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	2.5	—	—	2.5
Stock-based compensation expense	—	10.7	—	—	10.7
Net loss	—	—	—	(330.5)	(330.5)
Other comprehensive income, net of tax	—	—	0.5	—	0.5
BALANCES AT JUNE 30, 2025	$0.9	$1,474.7	$(0.1)	$(1,087.4)	$388.1
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	12.2	—	—	12.2
Net loss	—	—	—	(27.4)	(27.4)
BALANCES AT SEPTEMBER 30, 2025	$0.9	$1,486.8	$(0.1)	$(1,114.8)	$372.8

BALANCES AT DECEMBER 31, 2025	$0.9	$1,489.0	$0.8	$(1,122.7)	$368.0
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(2.9)	—	—	(2.9)
Stock-based compensation expense	—	6.5	—	—	6.5
Net loss	—	—	—	(34.1)	(34.1)
Other comprehensive loss, net of tax	—	—	(0.1)	—	(0.1)
BALANCES AT MARCH 31, 2026	$0.9	$1,492.6	$0.7	$(1,156.8)	$337.4
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	0.1	2.3	—	—	2.4
Stock-based compensation expense	—	7.2	—	—	7.2
Net loss	—	—	—	(43.2)	(43.2)
Other comprehensive income, net of tax	—	—	0.1	—	0.1
BALANCES AT JUNE 30, 2026	$1.0	$1,502.1	$0.8	$(1,200.0)	$303.9
Issuance of common stock under stock-based compensation plans, net of shares exchanged for withholding tax	—	(0.1)	—	—	(0.1)
Stock-based compensation expense	—	9.2	—	—	9.2
Net loss	—	—	—	(43.9)	(43.9)
Other comprehensive loss, net of tax	—	—	(0.1)	—	(0.1)
BALANCES AT SEPTEMBER 30, 2026	$1.0	$1,511.2	$0.7	$(1,243.9)	$269.0
See accompanying notes to Condensed Consolidated Financial Statements.

MYRIAD GENETICS, INC.
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(in millions)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(121.2)	$(358.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37.6	41.1
Non-cash lease expense	3.2	6.6
Stock-based compensation expense	22.9	32.4
Unrecognized tax benefits	—	(31.5)
Impairment of goodwill and long-lived assets	5.4	316.7
Other non-cash adjustments	2.8	1.6
Changes in assets and liabilities:
Prepaid expenses and other current assets	(5.0)	(3.1)
Trade accounts receivable	9.6	3.6
Inventory	2.0	(4.1)
Prepaid taxes	10.5	2.6
Other assets	(0.7)	1.3
Accounts payable	1.6	2.8
Accrued liabilities	0.8	(20.8)
Net cash used in operating activities	(30.5)	(8.8)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9.3)	(10.9)
Capitalization of intangible assets	(2.5)	(10.5)
Net cash used in investing activities	(11.8)	(21.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock-based compensation plans	2.8	2.7
Payment of tax withheld for common stock issued under stock-based compensation plans	(3.5)	(6.1)
Proceeds from revolving credit facility	—	40.0
Repayment of revolving credit facility	—	(80.5)
Proceeds from the issuance of secured long-term credit facility	—	125.0
Fees associated with the issuance of secured long-term credit facility	—	(8.4)
Payment on finance leases	(0.4)	(0.3)
Net cash (used in) provided by financing activities	(1.1)	72.4
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.7
Net (decrease) increase in cash, cash equivalents, and restricted cash	(43.5)	42.9
Cash, cash equivalents, and restricted cash at beginning of the period	151.3	111.9
Cash, cash equivalents, and restricted cash at end of the period	$107.8	$154.8
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
The following table presents details regarding the composition of the Company’s total revenue by product type and by geographical region, either U.S. or rest of world (“RoW”):

	Three Months Ended September 30,
	2026			2025
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Cancer Care Continuum	$110.6	$13.3	$123.9	$108.5	$14.0	$122.5
Mental Health	39.5	—	39.5	38.7	—	38.7
Prenatal Health	39.3	—	39.3	44.5	—	44.5
Total revenue	$189.4	$13.3	$202.7	$191.7	$14.0	$205.7

	Nine Months Ended September 30,
	2026			2025
(in millions)	U.S.	RoW	Total	U.S.	RoW	Total
Cancer Care Continuum	$318.3	$39.9	$358.2	$322.8	$43.0	$365.8
Mental Health	114.6	—	114.6	107.5	—	107.5
Prenatal Health	121.0	—	121.0	141.2	0.2	141.4
Total revenue	$553.9	$39.9	$593.8	$571.5	$43.2	$614.7
In determining the transaction price, the Company includes an estimate of the expected amount of consideration to be received. The estimate of revenue is affected by, among other factors, assumptions for changes in payor mix, payor collections, current customer contractual requirements, experience with collections from third-party payors, and changes in medical policies. When assessing the total consideration for insurance carriers and patients, revenue is further constrained for estimated refunds. The Company reserves certain amounts in Accrued liabilities in the Condensed Consolidated Balance Sheets in anticipation of requests for refunds of payments made previously by insurance carriers, which are accounted for as reductions in Revenue in the Condensed Consolidated Statements of Operations.
Cash collections for certain tests delivered may differ from rates estimated due to changes in the estimated transaction price for contractual adjustments, obtaining updated information from payors and patients that was unknown at the time the performance obligation was met, settlements with third-party payors, or as a result of third-party payors disputing bills or denying payment for tests that the Company has performed, among other reasons. As a result of this new information, the Company updates its estimate of the amounts to be recognized for previously delivered tests. During the nine months ended September 30, 2026, the Company recognized a $10.3 million reduction to revenue for tests in which the performance obligation of delivering the test results was met in prior periods. During the three months ended September 30, 2026, and the three and nine months ended September 30, 2025, the impact of the amounts to be recognized for tests in which the performance obligation was met in a prior period was not material to the Condensed Consolidated Statements of Operations.

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
Level 3—unobservable inputs.
The carrying amounts of certain financial instruments—including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses—approximate their fair values due to their short-term maturities. Additionally, the carrying value of our long-term debt as of September 30, 2026 approximates its fair value due to the debt’s floating interest rate based on prevailing market rates. The Company's fair value measurements related to impairment testing for goodwill and certain intangible assets were determined using Level 3 unobservable inputs; see Note 5, "Goodwill and Intangible Assets" for further discussion.
4.PROPERTY, PLANT AND EQUIPMENT, NET
The property, plant and equipment at September 30, 2026 and December 31, 2025 were as follows:

(in millions)	September 30, 2026	December 31, 2025
Leasehold improvements	$78.6	$80.4
Equipment	122.5	121.5
Property, plant and equipment, gross	201.1	201.9
Less accumulated depreciation	(96.4)	(87.9)
Property, plant and equipment, net	$104.7	$114.0

The Company recorded depreciation during the respective periods as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Depreciation expense	$4.9	$4.8	$14.4	$14.8
5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in the carrying amount of goodwill for the nine months ended September 30, 2026 is as follows:

(in millions)	Total
Beginning balance	$51.6
Goodwill impairment	(4.5)
Ending balance	$47.1

A sustained decline in the Company's share price and market capitalization during the first quarter of 2026 was identified as a triggering event requiring an interim goodwill impairment test. The impairment test was performed as of March 31, 2026, prior to changes in the composition of the Company's reporting units, including the Women's Health reporting unit. The Company estimated the value of each reporting unit using a combination of the market approach, based on observable revenue multiples of guideline public companies, and the income approach. The income approach considered projected revenue and profitability of each reporting unit and a discount rate reflective of the risk-adjusted cost of capital of 17% for the Women's Health reporting unit. The Company corroborated the reasonableness of the estimated reporting unit fair values by reconciling the values to the Company's enterprise value and market capitalization, including the consideration of a control premium. Accordingly, this fair value measurement is classified as Level 3 in the fair value hierarchy because it is based primarily upon unobservable inputs that reflect management's assumptions.
As a result of the impairment test, during the three months ended March 31, 2026, the Company recognized a goodwill impairment charge of $4.5 million attributable to the Women's Health reporting unit, reducing the carrying value of goodwill for the reporting unit to its estimated fair value of zero. The goodwill impairment charge is reflected within Goodwill and long-lived asset impairment charges in the Condensed Consolidated Statements of Operations. The Company determined that the goodwill balances for the Mental Health and International reporting units were not impaired. The remaining goodwill value of $47.1 million consists of $29.8 million for the Mental Health reporting unit and $17.3 million for the International reporting unit. No goodwill impairment charges were recognized during the three months ended September 30, 2026.
Management will continue to monitor for any additional indicators of impairment in future periods. Goodwill is tested for impairment at least annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.
Intangible Assets
The following tables summarize the amounts reported as intangible assets:

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At September 30, 2026
Developed technologies	$475.0	$(371.5)	$103.5
Internal-use software	26.6	(8.1)	18.5
Trademarks	2.0	(1.7)	0.3
Licensed technologies	5.0	(0.8)	4.2
Internal-use software (in-process)	5.3	—	5.3
Total intangible assets	$513.9	$(382.1)	$131.8

(in millions)	Gross Carrying Amount	Accumulated Amortization	Net
At December 31, 2025
Developed technologies	$475.9	$(352.2)	$123.7
Internal-use software	21.9	(4.3)	17.6
Customer relationships	2.1	(1.6)	0.5
Trademarks	4.5	(0.4)	4.1
Internal-use software (in-process)	7.5	—	7.5
Total intangible assets	$511.9	$(358.5)	$153.4
The Company recorded amortization expenses during the respective periods for these intangible assets as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Amortization of intangible assets	$7.9	$7.9	$23.6	$26.7

6.ACCRUED LIABILITIES
The Company's accrued liabilities at September 30, 2026 and December 31, 2025 were as follows:

(in millions)	September 30, 2026	December 31, 2025
Employee compensation and benefits	$45.4	$51.2
Accrued taxes payable	6.3	5.7
Refunds payable and reserves	24.6	19.9
Accrued royalties	6.6	4.7
Other accrued liabilities	19.3	15.4
Total accrued liabilities	$102.2	$96.9
7.LONG-TERM DEBT
The Company's long-term debt at September 30, 2026 and December 31, 2025 consisted of the following amounts:

(in millions)	September 30, 2026	December 31, 2025
Long-term debt	$125.0	$125.0
Accrued exit fee	3.8	3.8
Unamortized debt discount and issuance costs	(7.7)	(8.9)
Total long-term debt, net	$121.1	$119.9

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

The Credit Facility matures on July 31, 2030 (the "Maturity Date"). All repayments are subject to an accrued exit fee. The Company may also elect to prepay all or any portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate ("SOFR") and 2.5% plus (y) an applicable margin of 6.5%. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, the Company is required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the Loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee and repayment premium. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period based on the amount that remains undrawn through June 30, 2027. The interest rates for borrowings under the Credit Agreement as of September 30, 2026 and December 31, 2025 were 10.2% and 10.4%, respectively.

The Credit Facility is also subject to customary mandatory prepayments with the proceeds of indebtedness and certain asset sales and casualty events in certain circumstances, including potentially with respect to proceeds to be received from the Company's sale of certain assets of its Prenatal Health business to Laboratory Corporation of America, as described in Note 15, "Subsequent Events". In addition to the exit fee and repayment premium referenced above, voluntary and mandatory prepayments and all other payments of the Credit Facility must also be accompanied by payment of accrued interest on the principal amount repaid or prepaid. The Credit Facility is also subject to other customary fee arrangements.

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

The Credit Facility requires the Company and its subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict the ability of the Company and its subsidiaries to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding amounts under the Credit Facility may become due and payable immediately. The Company was in compliance with all applicable covenants under the Credit Agreement as of September 30, 2026.

See Note 15, “Subsequent Events” for additional information about the Credit Agreement and the Loans as a result of the pending sale of certain assets of the Company’s Prenatal Health business described in Note 15.
8.PREFERRED AND COMMON STOCKHOLDERS' EQUITY
The Company is authorized to issue up to 5.0 million shares of preferred stock, par value $0.01 per share. There were no shares of preferred stock outstanding at September 30, 2026.
The Company is authorized to issue up to 150.0 million shares of common stock, par value $0.01 per share. There were 95.7 million shares of common stock issued and outstanding at September 30, 2026.
Shares of Common Stock Issued and Outstanding
A summary of the changes in the issued and outstanding common stock for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine months ended September 30,
(in millions)	2026	2025
Beginning common stock issued and outstanding	93.5	91.3
Common stock issued upon exercise of options, vesting of restricted stock units, and purchases under employee stock purchase plan, net of shares exchanged for withholding tax	2.2	1.8
Common stock issued and outstanding at end of period	95.7	93.1
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

The following is a reconciliation of the denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Denominator:
Weighted-average shares outstanding used to compute basic EPS	95.7	93.1	94.7	92.3
Effect of dilutive shares	—	—	—	—
Weighted-average shares outstanding and dilutive securities used to compute diluted EPS	95.7	93.1	94.7	92.3
Certain outstanding restricted stock units (“RSUs”) were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. These potential dilutive shares of common stock, which may be dilutive to future diluted earnings per share, are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Anti-dilutive RSUs excluded from EPS computation	11.0	8.2	11.0	8.2
9.STOCK-BASED COMPENSATION
On June 4, 2026, the Company's stockholders approved the adoption of the 2026 Employee, Director and Consultant Equity Incentive Plan (the "2026 Plan") which replaced the 2017 Employee, Director and Consultant Equity Incentive Plan (the "2017 Plan") as the Company's equity incentive plan for future awards. The 2026 Plan allows the Company, under the direction of the Compensation and Human Capital Committee (the "CHCC") of the Company's Board of Directors, to make grants of stock options, stock grants, and stock-based awards, including restricted stock unit awards and stock appreciation rights, to employees, consultants and directors. The 2026 Plan provides for the issuance of up to approximately 8.5 million shares of common stock, which includes shares of common stock that were available for future grants under the 2017 Plan as of June 4, 2026. In addition, any shares subject to awards granted under the 2017 Plan that are forfeited, expire, or are cancelled without the delivery of shares on or after June 4, 2026, up to an aggregate maximum of approximately 8.7 million shares of common stock, will become available for issuance under the 2026 Plan. Following stockholder approval of the 2026 Plan, no further awards will be granted under the 2017 Plan, although outstanding awards under the 2017 Plan remain in effect subject to the terms of the 2017 Plan and the individual awards. As of September 30, 2026, the Company had 5.5 million shares of common stock available for grant under the 2026 Plan. Shares subject to RSUs granted under the 2026 Plan that are cancelled or forfeited without the issuance of shares will again become available for issuance under the 2026 Plan.
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
The performance and market conditions associated with PSU awards granted as part of the Company's compensation program during the nine months ended September 30, 2026 include vesting that is based on revenue targets (34% weighting), adjusted earnings per share targets (33% weighting), and relative total stockholder return (33% weighting) measured against the Nasdaq Health Care Index (IXHC) using the 20-trading day averages at the beginning and end of the measurement period. The measurement period for revenue, adjusted earnings per share, and relative total stockholder return is January 1, 2026 through December 31, 2028. The Company estimates the likelihood of achievement of performance conditions for all PSU awards at the end of each period. To the extent the performance conditions for those awards or portions thereof are considered probable of being achieved, such awards or portions thereof are expensed over the performance period. The portion of the awards pertaining to relative total stockholder return represents market conditions and, accordingly, the estimated fair value of such awards is recognized over the performance period.

Stock Options
During the nine months ended September 30, 2026, the Company’s remaining outstanding stock options expired. As of September 30, 2026, there were no stock options outstanding and no remaining unrecognized stock-based compensation expense related to stock options. No stock options were granted during the nine months ended September 30, 2026.
Restricted Stock Units
A summary of the RSU awards activity under the Company’s equity plans and inducement awards, including PSU awards, for the nine months ended September 30, 2026 is as follows:

(number of shares in millions)	Number of Shares	Weighted Average Grant Date Fair Value
RSUs unvested and outstanding at December 31, 2025	7.1	$11.27
RSUs granted	7.4	$4.77
Less:
RSUs vested	(2.3)	$14.10
RSUs canceled	(1.2)	$5.34
RSUs unvested and outstanding at September 30, 2026	11.0	$6.69
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
Shares are issued under the Amended and Restated 2012 Purchase Plan twice yearly at the end of each offering period and the number of shares that may be purchased by any participant during an offering period is limited to 5,000 shares. The first offering period of 2026 started on December 1, 2025 and ended on June 11, 2026. The second offering period of 2026 began on June 12, 2026 and will end on November 30, 2026. As of September 30, 2026, 3.3 million shares of common stock were available for issuance under the Amended and Restated 2012 Purchase Plan. Shares purchased under, and compensation associated with, the Amended and Restated 2012 Purchase Plan for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Shares purchased under the plan	—	—	0.7	0.7
Plan compensation expense	$0.5	$0.1	$2.6	$0.9
Stock-Based Compensation Expense
Stock-based compensation expense recognized and included in the Condensed Consolidated Statements of Operations was allocated as follows:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Cost of revenue	$0.2	$0.3	$0.9	$0.9
Research and development expense	1.3	2.0	4.2	6.1
Sales and marketing expense	0.7	2.1	2.7	5.6
General and administrative expense	7.0	7.8	15.1	19.8
Total stock-based compensation expense	$9.2	$12.2	$22.9	$32.4

As of September 30, 2026, there was $43.4 million of total unrecognized stock-based compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The Company recognizes forfeitures as they occur. In the event that a PSU is determined to be improbable of vesting, the Company records an adjustment to reverse all previously recognized expense associated with the equity award in the current period.
10.INCOME TAXES
In order to determine the Company’s quarterly provision for income taxes, the Company used an estimated annual effective tax rate that is based on expected annual income and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in the effective tax rate from quarter to quarter. For the three months ended September 30, 2026, income tax expense was $0.3 million, or approximately (0.7)% of pre-tax loss, compared to $1.2 million income tax expense, or approximately (4.6)% of pre-tax loss, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, income tax expense was $0.9 million, or approximately (0.7)% of pre-tax loss, compared to an income tax benefit of $28.2 million, or approximately 7.3% of pre-tax loss, for the nine months ended September 30, 2025.
For all periods presented, the Company’s effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. The Company maintains a valuation allowance against deferred tax assets that are not expected to be realized, including deferred tax assets generated by current year losses, and for the nine months ended September 30, 2025, a valuation allowance against the tax-deductible loss from the $316.7 million of long-lived asset impairment charges. Additionally, for the nine months ended September 30, 2025, the effective tax rate was also impacted by the release of unrecognized tax benefits primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act. Following the success of these claims, the Company remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million in the nine months ended September 30, 2025.
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
As of September 30, 2026, the Company has not recorded any material accrual for loss contingencies associated with legal proceedings or other matters or determined that an unfavorable outcome is probable and reasonably estimable in accordance with ASC 450, Contingencies. However, it is possible that the ultimate resolution of legal proceedings or other matters, if unfavorable, may be material to the Company's results of operations, financial condition or cash flows. Further, in the event that damages from an unfavorable resolution of one or more of these proceedings exceed the aggregate amount of the coverage limits of the Company’s insurance, or if the Company’s insurance carriers disclaim coverage, the amounts payable by the Company could also have a material adverse impact on the Company’s results of operations, financial condition or cash flows.
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
Patent Litigation
In July 2024, GXD-Bio Corporation, or GXD, filed a patent infringement lawsuit at the Unified Patent Court against the Company and certain of its current and former international subsidiaries and Eurobio Scientific. The lawsuit alleges that the EndoPredict Test, a test formerly offered by the Company, infringes upon a patent owned by GXD in Austria, Belgium, Germany, France, Italy, Luxembourg and the Netherlands. GXD seeks damages and an injunction prohibiting the defendants from selling the EndoPredict Test in those jurisdictions. As previously disclosed, the Company sold its EndoPredict testing business to Eurobio Scientific on August 1, 2024. As part of the EndoPredict transaction, the Company agreed, subject to certain terms and conditions, to indemnify Eurobio Scientific for certain losses arising from the GXD lawsuit. On December 19, 2025, the Local Division Munich of the Unified Patent Court ruled that the EndoPredict Test does not infringe GXD's patent and GXD's patent is invalid because it claims subject matter that extends beyond the content of the application as originally filed. In April 2026, GXD appealed the case and an oral hearing on the appeal was held at the Court of Appeal of the Unified Patent Court in October 2026. A decision on the appeal is expected around the end of 2026.
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

14.SUPPLEMENTAL CASH FLOW INFORMATION
The Company's supplemental cash flow information for the nine months ended September 30, 2026 and 2025 is as follows:

	Nine Months Ended September 30,
(in millions)	2026	2025
Cash paid for income taxes, net of refunds received	$(9.6)	$0.9
Cash paid for interest	10.0	4.9
Non-cash investing and financing activities:
Change in operating lease right-of-use assets and lease liabilities
Operating lease right-of-use assets	$2.8	$2.2
Operating lease liabilities	(2.8)	(2.2)
Tenant improvement allowance not yet received	6.5	—
Purchases of property, plant and equipment and capitalization of intangible assets in accounts payable and accrued liabilities	1.1	2.8
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

	September 30,
(in millions)	2026	2025
Cash and cash equivalents	$107.1	$145.4
Restricted cash	0.7	9.4
Total cash, cash equivalents, and restricted cash	$107.8	$154.8
15.SUBSEQUENT EVENTS
On October 19, 2026, the Company entered into a definitive agreement (the "Purchase Agreement") to sell certain assets and liabilities of its Prenatal Health business, including the Foresight Carrier Screen, Prequel Prenatal Screen and FirstGene 4-in-1- Prenatal Screen tests and the SneakPeek Early Gender Test, to Laboratory Corporation of America ("Buyer") for cash consideration of $210 million plus the value of the related inventory at closing (the "Transaction"). The Transaction is subject to customary closing conditions, including regulatory approvals.

The Credit Agreement does not restrict the Company's ability to enter into or complete the Transaction, and closing is not conditioned on any consent of the lender. The Company may prepay the Loans at any time, together with the applicable repayment premium and exit fee (see Note 7, “Long-Term Debt,” for a description of the Credit Facility). The Company intends to use the net proceeds for general corporate purposes, which may include the repayment of all or a portion of the Loans, funding operations and investment in its Cancer Care Continuum business.

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
•risks related to the sale of certain assets of our Prenatal Health business, including the risk that the sale may not be completed on the anticipated terms or timeline, or at all, and the pendency of or failure to complete the sale;
•the risk that we may not realize the anticipated benefits of the sale of certain assets of our Prenatal Health business, and risks related to the liabilities and obligations we may retain following the closing of the sale;
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
In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q, or in any document incorporated by reference, might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise except as required by applicable law. All forward-looking statements in this Quarterly Report on Form 10-Q attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
We believe there are significant growth opportunities in addressing the pressing healthcare needs of patient populations through innovative molecular diagnostic testing and precision medicine solutions and services. Our long-term growth strategy is built on leveraging our differentiated strengths, including our reputation for trusted high-quality tests and customer service, and our established, extensive commercial reach in community medicine. Our strategy also leverages investments in science and innovation, technology-enabled operations, an enhanced customer experience, strong commercial execution, and scalable operations. Our strategic intent is to accelerate profitable growth by focusing on (i) providing a comprehensive testing menu for the Cancer Care Continuum market with a priority for high growth applications; (ii) growing our Mental Health revenues at or above market growth; and (iii) delivering sustained profitable growth through financial and operational discipline and leveraging our operating model. Under this strategy, we plan to leverage our strong scientific foundation, deep clinical partnerships, and technology-enabled capabilities to expand adoption of our testing portfolio and integrate our precision medicine solutions more deeply into clinical workflows across the Cancer Care Continuum and Mental Health. We are committed to making molecular testing accessible and actionable for patients and providers while driving long-term growth and profitability.

In October 2026, we entered into a definitive agreement, or the Purchase Agreement, to sell certain assets and liabilities of our Prenatal Health business, including the Foresight Carrier Screen, Prequel Prenatal Screen, FirstGene 4-in-1 Prenatal Test and the SneakPeek Early Gender Test, or the Transaction, to Laboratory Corporation of America, or the Buyer, for $210 million plus the value of the related inventory at closing. The Transaction is subject to customary closing conditions, including regulatory approvals and is expected to close by early 2027. We intend to use the net proceeds from the Transaction for general corporate purposes, which may include the repayment of all or a portion of the Loans under the Credit Facility, funding operations and investment in our Cancer Care Continuum business. See Note 7, "Long-Term Debt, and Note 15, "Subsequent Events," in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Business Updates
Our recent significant business updates include the following:
•In October 2026, we announced a new collaboration with SOPHiA GENETICS to advance prostate genomic instability score (PrGIS) technology to support precision oncology approaches with AstraZeneca.
•In September 2026, we announced the appointment of Vishal Sikri as our new Executive Vice President, Commercial, effective September 16, 2026.
•In July 2026, we announced the full commercial launch of the FirstGene Multiple Prenatal Screen, the only laboratory test that runs four prenatal genetic screens simultaneously from a single blood draw as early as eight weeks gestation.
Results of Operations for the Three Months Ended September 30, 2026 and 2025
The results of operations for the three months ended September 30, 2026 and 2025 are discussed below.
Revenue
The following table summarizes year-over-year revenue changes in our core product categories:

	Three months ended September 30,			% of Total Revenue
(in millions)	2026	2025	Change	2026	2025
Cancer Care Continuum	$123.9	$122.5	$1.4	61%	60%
Mental Health	39.5	38.7	0.8	20%	19%
Prenatal Health	39.3	44.5	(5.2)	19%	21%
Total revenue	$202.7	$205.7	$(3.0)	100%	100%
The following table summarizes volume changes in our core product categories:

	Three months ended September 30,
(in thousands)	2026	2025	% Change
Volume:
Cancer Care Continuum	98	94	4%
Mental Health	141	137	3%
Prenatal Health	138	155	(11)%
Total	377	386	(2)%
Revenue decreased $3.0 million for the three months ended September 30, 2026 compared to the same period in the prior year, as lower Prenatal Health revenue offset growth in Cancer Care Continuum and Mental Health revenues. Prenatal Health revenue decreased $5.2 million, primarily due to an 11% decrease in volume. Cancer Care Continuum revenue increased $1.4 million primarily due to a 4% increase in volume partially offset by a 3% decrease in revenue per test. Mental Health revenue increased $0.8 million primarily due to a 3% increase in volume.
Cost of Revenue

	Three months ended September 30,
(in millions)	2026	2025	Change	% Change
Cost of revenue	$65.0	$61.9	$3.1	5%
Cost of revenue as a % of total revenue	32.1%	30.1%
Cost of revenue for the three months ended September 30, 2026 increased $3.1 million compared to the same period in the prior year primarily due to increased personnel-related costs.

Research and Development Expense

	Three months ended September 30,
(in millions)	2026	2025	Change	% Change
Research and development expense	$26.5	$28.2	$(1.7)	(6)%
Research and development expense as a % of total revenue	13.1%	13.7%
Research and development expense for the three months ended September 30, 2026 was relatively consistent with research and development expenses incurred in the same period of the prior year.
Sales and Marketing Expense

	Three months ended September 30,
(in millions)	2026	2025	Change	% Change
Sales and marketing expense	$83.9	$71.0	$12.9	18%
Sales and marketing expense as a % of total revenue	41.4%	34.5%
Sales and marketing expense increased by $12.9 million for the three months ended September 30, 2026 compared to the prior year period primarily due to a $10.6 million increase in personnel-related costs reflecting additional investment in our commercial organization and a $2.4 million increase in marketing and other sales-related activities.
General and Administrative Expense

	Three months ended September 30,
(in millions)	2026	2025	Change	% Change
General and administrative expense	$67.2	$67.9	$(0.7)	(1)%
General and administrative expense as a % of total revenue	33.2%	33.0%
General and administrative expense for the three months ended September 30, 2026 decreased $0.7 million compared to the prior-year period, primarily due to a $5.3 million decrease in personnel-related costs, partially offset by a $4.7 million increase in professional fees related to strategic and operational initiatives focused on improving efficiency, productivity and scalability.

Other Expense, Net

	Three months ended September 30,
(in millions)	2026	2025	Change	% Change
Other expense, net	$(3.7)	$(2.9)	$(0.8)	27.6%
Other expense, net for the three months ended September 30, 2026 was relatively consistent with the prior-year period.
Income Tax Expense

	Three months ended September 30,
(in millions)	2026	2025	Change	% Change
Income tax expense	$0.3	$1.2	$(0.9)	(75.0)%
Effective tax rate	(0.7)%	(4.6)%
Our tax rate is the product of a U.S. federal effective rate of 21.0% and a blended state income tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
For the three months ended September 30, 2026 and 2025, we recorded income tax expense of $0.3 million and $1.2 million, respectively, resulting in effective tax rates of (0.7)% and (4.6)%, respectively. The effective tax rates for both periods differed from the U.S. federal statutory rate primarily due to valuation allowances on deferred tax assets. Our estimated annual effective tax rate reflects a valuation allowance against the majority of the current year increase in deferred tax assets due to our cumulative losses and the exhaustion of future taxable income from the reversal of taxable temporary differences.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The results of operations for the nine months ended September 30, 2026 and 2025 are discussed below.
Revenue
The following table summarizes revenue changes in our core product categories:

	Nine months ended September 30,			% of Total Revenue
(in millions)	2026	2025	Change	2026	2025
Cancer Care Continuum	$358.2	$365.8	$(7.6)	60%	60%
Mental Health	114.6	107.5	7.1	19%	17%
Prenatal Health	121.0	141.4	(20.4)	21%	23%
Total revenue	$593.8	$614.7	$(20.9)	100%	100%
The following table summarizes volume changes in our core product categories:

	Nine months ended September 30,
(in thousands)	2026	2025	% Change
Volume:
Cancer Care Continuum	289	269	7%
Mental Health	417	399	5%
Prenatal Health	435	487	(11)%
Total	1,141	1,155	(1)%
Revenue decreased $20.9 million for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease included a $10.3 million reduction in revenue resulting from changes in estimates of cash collections for tests for which the performance obligation was satisfied in prior periods. Prenatal Health revenue decreased $20.4 million, driven by an 11% decrease in volume and a 4% decrease in revenue per test, primarily reflecting lower reimbursement. Cancer Care Continuum revenue decreased $7.6 million, driven by a 9% decrease in revenue per test, primarily reflecting lower reimbursement, partially offset by a 7% increase in volume. Mental Health revenue increased $7.1 million, due to a 5% increase in volume and a 2% increase in revenue per test, despite the unfavorable impact of changes in estimates associated with aged orders recognized during the period.
Cost of Revenue

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
Cost of revenue	$191.5	$184.9	$6.6	4%
Cost of revenue as a % of total revenue	32.2%	30.1%
Cost of revenue for the nine months ended September 30, 2026 increased $6.6 million compared to the same period in the prior year primarily due to increased personnel-related expenses and lab-related costs.
Research and Development Expense

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
Research and development expense	$78.6	$81.3	$(2.7)	(3)%
Research and development expense as a % of total revenue	13.2%	13.2%
Research and development expense for the nine months ended September 30, 2026 was relatively consistent with research and development expenses incurred in the same period of the prior year.

Sales and Marketing Expense

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
Sales and marketing expense	$240.6	$212.1	$28.5	13%
Sales and marketing expense as a % of total revenue	40.5%	34.5%
Sales and marketing expense increased by $28.5 million for the nine months ended September 30, 2026 compared to the prior year period primarily due to a $15.9 million increase in personnel-related costs reflecting additional investment in our commercial organization and a $10.3 million increase in marketing and other sales-related activities.
General and Administrative Expense

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
General and administrative expense	$187.2	$201.2	$(14.0)	(7)%
General and administrative expense as a % of total revenue	31.5%	32.7%
General and administrative expense decreased by $14.0 million for the nine months ended September 30, 2026 compared to the prior year period primarily due to a $12.1 million decrease in personnel-related costs, a $4.1 million decrease in rent expense, and a $4.1 million decrease in amortization expense related to intangible assets impaired in prior periods. These decreases were partially offset by a $6.5 million increase in professional fees related to strategic and operational initiatives focused on improving efficiency, productivity and scalability.
Goodwill and Long-lived Asset Impairment Charges

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
Goodwill and long-lived asset impairment charges	$5.4	$316.7	$(311.3)	(98)%
Goodwill and long-lived asset impairment charges as a % of total revenue	0.9%	51.5%
Goodwill and long-lived asset impairment charges in the nine months ended September 30, 2026 included impairment charges of $5.4 million related to our Women's Health reporting unit and certain intangible assets. In the prior year period, impairment charges included goodwill impairment charges of $234.7 million and intangible asset impairment charges of $82.0 million related to our Women's Health and Mental Health reporting units.
Other Expense, Net

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
Other expense, net	$(10.8)	$(4.7)	$(6.1)	130%
Other expense, net for the nine months ended September 30, 2026 increased $6.1 million as compared to the same period in the prior year, primarily due to an increase in interest expense associated with the term loan secured in July 2025.

Income Tax Expense (Benefit)

	Nine months ended September 30,
(in millions)	2026	2025	Change	% Change
Income tax expense (benefit)	$0.9	$(28.2)	$29.1	(103)%
Effective tax rate	(0.7)%	7.3%
Our tax rate is the product of a blended U.S. statutory federal income tax rate of 21.0% and a blended state income tax rate of approximately 3.3%. Certain significant or unusual items are separately recognized during the period in which they occur and can be a source of variability in the effective tax rates from period to period.
Income tax expense for the nine months ended September 30, 2026 was $0.9 million, resulting in our effective tax rate of approximately (0.7)%. Income tax benefit for the nine months ended September 30, 2025 was $28.2 million and our effective tax rate was 7.3%. Our effective tax rate differs from the U.S. federal statutory rate primarily due to the recognition of valuation allowances. We maintain a valuation allowance against deferred tax assets that are not expected to be realized, including deferred tax assets generated by current year losses, and for the nine months ended September 30, 2025, a valuation allowance against tax-deductible loss from the $316.7 million of long-lived asset impairment charges. Additionally, for the nine months ended September 30, 2025, the effective tax rate was also impacted by the release of unrecognized tax benefits primarily related to tax refund claims following the Coronavirus Aid, Relief, and Economic Security Act. Following the success of these claims, we remeasured or released the unrecognized benefits resulting in a discrete tax benefit of $29.6 million in the nine months ended September 30, 2025.
Liquidity and Capital Resources
Our primary sources of liquidity are our cash and cash equivalents, our expected cash flows from operations, and, in certain circumstances, amounts available for borrowing under the Credit Facility (as defined below). Our capital deployment strategy focuses on the use of resources in the key areas of research and development, technology, and investments in partnerships and collaborations. We believe that investing organically through research and development and new product development to support our business strategy provides the best return on invested capital.

On July 31, 2025, or the Closing Date, we entered into a Credit Agreement, or the Credit Agreement, with the lenders from time to time party thereto, and OrbiMed Royalty & Credit Opportunities IV, LP, as administrative agent, or the Administrative Agent, and as initial lender. The Credit Agreement consists of a $200.0 million term loan credit facility with an initial term loan of $125.0 million, or the Initial Loan, which amount was funded on the Closing Date, and delayed draw term loans, or the Delayed Draw Loans, and together with the Initial Loan, the Loans, at our election, subject to the timing and terms specified in the Credit Agreement, on or prior to June 30, 2027, in a maximum principal amount of $75.0 million, or the Credit Facility. We incurred debt discounts and issuance costs totaling $9.4 million. These costs are being amortized using the effective interest method. The proceeds of the Credit Facility were used to repay and terminate the Company's previous borrowing, with the remainder designated for working capital needs and general corporate purposes. On January 5, 2026, we and the Administrative Agent entered into the First Amendment to Credit Agreement for certain cash management matters.

The Credit Facility matures on July 31, 2030, or the Maturity Date. Loans outstanding under the Credit Facility bear interest at a rate per annum equal to (x) the greater of the one-month Secured Overnight Financing Rate, or SOFR, and 2.5% plus (y) an applicable margin of 6.5%. All repayments are subject to an accrued exit fee. Commencing on September 30, 2029, and on the last business day of each fiscal quarter thereafter, we are required to make a scheduled principal payment equal to 2.5% of the unpaid principal amount of the Loans outstanding on the fourth anniversary of the Closing Date, together with any applicable exit fee. We may elect to prepay all or a portion of the amounts owed prior to the Maturity Date subject to a repayment premium, in addition to the exit fee. Any undrawn portion of the Delayed Draw Loans is subject to a fee of 0.5% per annum, payable each interest period based on the amount that remains undrawn through June 30, 2027. The interest rate for borrowings under the Credit Agreement as of September 30, 2026 was 10.2%.

The Credit Facility is also subject to customary mandatory prepayments with the proceeds of indebtedness and certain asset sales and casualty events, including proceeds received from the Company's sale of certain assets of its Prenatal Health business to Laboratory Corporation of America. In addition to the exit fee and repayment premium referenced above, voluntary and mandatory prepayments and all other payments of the Credit Facility must also be accompanied by payment of accrued interest on the principal amount repaid or prepaid. The Credit Facility is also subject to other customary fee arrangements.

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

The Credit Facility requires us and our subsidiaries, on a consolidated basis, to comply with a minimum trailing twelve-month revenue test as of the end of each month, commencing with the month ending December 31, 2025 at $615.0 million and increasing quarterly to $974.0 million beginning on December 31, 2029 and thereafter. In addition, the Credit Facility contains customary representations and warranties and affirmative and negative covenants, including covenants that limit or restrict our ability and the ability of our subsidiaries to incur liens, incur indebtedness, dispose of assets, make investments, make certain restricted payments, merge or consolidate and enter into certain speculative hedging arrangements. The Credit Facility includes a number of customary events of default, including, among other things, nonpayment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults, material judgment defaults and the occurrence of a change of control. If any event of default occurs (subject, in certain instances, to specified grace periods), the principal, premium, if any, interest and any other monetary obligations on all of the then outstanding amounts under the Credit Facility may become due and payable immediately. As of September 30, 2026, we were in compliance with all applicable covenants under the Credit Agreement.

As set forth above, in October 2026, we entered into the Purchase Agreement to sell certain assets of the Prenatal Health business. See Note 7, "Long-Term Debt," and Note 15, "Subsequent Events," in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Credit Agreement does not restrict our ability to enter into or complete the Transaction, and closing is not conditioned on any consent of the lender. We may prepay the Loans at any time, together with the applicable repayment premium and exit fee. We intend to use the net proceeds from the Transaction for general corporate purposes, which may include the repayment of all or a portion of the outstanding Loans, funding operations and investment in our Cancer Care Continuum business.

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
Third-party payors, including state and federal healthcare programs such as Medicare, managed care organizations, and other private health insurers, are increasingly attempting to contain healthcare costs by limiting or denying coverage for certain tests and reducing reimbursement rates for both new and existing tests. We have experienced and may continue to experience coverage limitations or denials for many of our products.
The following table represents the balances of cash and cash equivalents as of the dates set forth in the table below:

(in millions)	September 30, 2026	December 31, 2025	Change
Cash and cash equivalents	$107.1	$149.6	$(42.5)

The decrease in cash and cash equivalents as of September 30, 2026 as compared to December 31, 2025 was primarily driven by $30.5 million in cash used in operations, reflecting our operating loss, offset by non-cash items and changes in working capital, as well as $11.8 million in cash used for capital expenditures and capitalized intangible assets.

The following table summarizes our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,
(in millions)	2026	2025	Change
Cash flows used in operating activities	$(30.5)	$(8.8)	$(21.7)
Cash flows used in investing activities	(11.8)	(21.4)	9.6
Cash flows (used in) provided by financing activities	(1.1)	72.4	(73.5)
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	(0.1)	0.7	(0.8)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(43.5)	42.9	(86.4)
Cash, cash equivalents, and restricted cash at the beginning of the period	151.3	111.9	39.4
Cash, cash equivalents, and restricted cash at the end of the period	$107.8	$154.8	$(47.0)
Cash Flows from Operating Activities
Cash used in operating activities increased $21.7 million for the nine months ended September 30, 2026, compared to the prior-year period, primarily due to lower gross profit and increased investment in our commercial organization, partially offset by favorable changes in working capital.
Cash Flows from Investing Activities
We used $9.6 million less cash for investing activities for the nine months ended September 30, 2026 compared to the same period in the prior year. The decrease in cash used in investing activities was primarily due to a decrease in the capitalization of intangible asset expenditures for software developed for internal use.
Cash Flows from Financing Activities
Cash flows from financing activities decreased $73.5 million for the nine months ended September 30, 2026 compared to the prior year period, primarily due to $76.1 million of borrowings under our previous revolving credit facility in the prior year period, partially offset by a $2.6 million decrease in tax withholding payments related to stock-based compensation in the current year period.
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

Critical Accounting Estimates
Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on a company's financial condition or results of operations. For a further discussion of our critical accounting estimates, see our Annual Report on Form 10-K filed with the SEC on February 24, 2026 and our Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2026. No significant changes to our critical accounting estimates took place during the three months ended September 30, 2026.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. These risks primarily relate to foreign currency exchange rates and interest rates.
We have been and may continue to be exposed to fluctuations in foreign currencies with regard to certain agreements with service providers. While our expenses are predominantly denominated in U.S. dollars, approximately 4% of our revenue for the nine months ended September 30, 2026 was denominated in other currencies, primarily in Japanese yen. A hypothetical 10% change in the value of the Japanese yen relative to the U.S. dollar would result in less than a 0.4% change in our revenue. We do not currently utilize hedging strategies to mitigate foreign currency risk.

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
As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our Disclosure Controls, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on the evaluation of our Disclosure Controls, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - Other Information
Item 1.    Legal Proceedings.
For information regarding certain current legal proceedings, see Note 12, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on February 24, 2026, as updated below, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026, other than as set forth below. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.

The sale of our Prenatal Health business is subject to closing conditions, including regulatory approvals, and may not be completed on the anticipated terms or timeline, or at all, and the pendency of the sale, or any failure to complete the Transaction, could adversely affect our business, financial condition, and the market price of our common stock.
On October 19, 2026, we entered into the Purchase Agreement with Laboratory Corporation of America as Buyer. Under the Purchase Agreement, we have agreed to sell certain assets and liabilities of the Company's Prenatal Health business, such assets referred to herein as the Prenatal Business, for $210 million in cash plus the value of the related inventory at closing of the Transaction. The consummation of the Transaction is subject to the satisfaction or waiver of customary closing conditions, including the expiration or termination of any required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and receipt of any required approvals and the expiration or termination of any required waiting periods under applicable state health care laws. Governmental authorities may seek to delay the Transaction, impose conditions on it or block it. No assurances can be given that any or all of the closing conditions will be satisfied in accordance with the terms of the Purchase Agreement.
The attention of our management may be directed toward the consummation of the Transaction and related matters, and their focus may be diverted from our day-to-day business operations, including from other opportunities that might otherwise be beneficial to us.
The Purchase Agreement contains customary termination rights, including that either party may terminate the Purchase Agreement if the Transaction has not closed by February 19, 2027, subject to an automatic extension to October 19, 2027 if the conditions related to applicable regulatory clearances have not been satisfied by such date but all other conditions to closing have been satisfied or validly waived, or if consummation of the Transaction would violate any final, non-appealable order of any governmental authority. In addition, under certain circumstances, Buyer may be required to pay to the Company a termination fee of $10.5 million if the Purchase Agreement is terminated as a result of the failure to obtain certain regulatory clearances. If the Transaction is not consummated, we will not receive the expected proceeds and will have incurred significant costs and internal resources pursuing the Transaction. Any termination fee payable to us may not fully compensate us for our costs and lost opportunities. In addition, if the Transaction is not consummated, we may be unable to operate the business in the same manner as before the announcement of the Transaction.
Until closing, the Purchase Agreement restricts how we conduct the Prenatal Business. These restrictions may limit our ability to pursue opportunities or respond to market developments. Uncertainty about the Transaction could also adversely affect our relationships with employees, providers, payors and suppliers. In addition, the Transaction could become the subject of litigation, which could be costly and could delay or prevent its completion.
Any of these risks could have a material adverse effect on our business, financial condition, results of operations and stock price.
If the sale of the Prenatal Business is completed, we will no longer receive revenue from that business, may not realize the anticipated benefits of the Transaction, and will remain subject to certain liabilities and obligations.
If the Transaction is completed, we will no longer receive revenue or cash flow from the Prenatal Business. We may be unable to replace that revenue and cash flow through growth in our remaining businesses or other initiatives. We may also be unable to reduce the internal shared costs and operating expenses that currently support the Prenatal Business sufficiently, or quickly enough, to offset the loss in revenue. As a result, we may not realize the anticipated strategic, operational or financial benefits of the Transaction.
At closing, we expect to enter into a transition services agreement. Performing our obligations under this agreement may require significant resources and management attention, and we may incur costs or liabilities in connection with this agreement that are not reimbursed by the Buyer. The transition of the Prenatal Business to the Buyer could also be more difficult, costly or time-consuming than anticipated and could disrupt our remaining operations and businesses.
We will retain certain liabilities associated with the Prenatal Business, including certain liabilities arising from our billing, coding and reimbursement practices before the closing. We have also agreed to indemnify Buyer for certain losses arising from breaches of covenants and retained liabilities, subject to the limitations set forth in the Purchase Agreement. The Buyer has obtained representation and warranty insurance, but that insurance will not eliminate our potential exposure for retained liabilities or indemnification claims, which exposure could be significant.
The purchase price is subject to adjustment based on the value of inventory at closing. Transaction expenses, taxes, indemnification payments and retained liabilities may reduce the net proceeds we ultimately receive and the benefits we ultimately realize from the Transaction may be less than anticipated. We intend to use the net proceeds from the Transaction for general corporate purposes, which may include the repayment of all or a portion of the Loans under the Credit Facility, funding operations and investment in our Cancer Care Continuum business.

Any such prepayment would reduce the proceeds available to fund our operations and invest in our Cancer Care Continuum business. In addition, the Credit Agreement requires that the Company's revenues for the most recently ended period of twelve consecutive months exceed certain revenue threshold amounts set forth in the Credit Agreement. Following the closing of the Transaction, the Company will continue to be required to comply with this revenue covenant with an expected lower overall revenue base due to the sale of the Prenatal business. Failure to comply with that covenant would constitute an event of default and could result in all outstanding amounts under the Credit Facility becoming immediately due and payable.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Not applicable.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended September 30, 2026.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6.    Exhibits.

2.1*
Asset Purchase Agreement, dated as of October 19, 2026, by and between Myriad Genetics, Inc. and Laboratory Corporation of America (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on October 20, 2026).

10.1+
Separation Agreement and Release of Claims, dated October 6, 2026, by and between Myriad Genetics, Inc. and Brian Donnelly (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 000-26642, filed with the SEC on October 9, 2026).

31.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL.

(+) Management contract or compensatory plan arrangement

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

** The Certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Myriad Genetics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MYRIAD GENETICS, INC.

Date: November 6, 2026	By:	/s/ Samraat S. Raha
Samraat S. Raha
President and Chief Executive Officer
(Principal executive officer)

Date: November 6, 2026	By:	/s/ Benjamin R. Wheeler
Benjamin R. Wheeler
Chief Financial Officer
(Principal financial officer and principal accounting officer)